Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7; WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 1999-11-12
CIK 1084067, 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8


California                                                33-0761517 - Series 7
                                                          33-0761519 - Series 8

(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                         3158 Redhill Avenue, Suite 120
                              Costa Mesa, CA 92626
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                               INDEX TO FORM 10-Q

                               September 30, 1999






PART I. FINANCIAL INFORMATION

Series 7

 Item 1. Financial Statements

     Balance Sheet, September 30, 1999 .....................................3

     Notes to Balance Sheet.................................................4

 Item 2.  Management's Discussion and Analysis of Financial
          Condition ........................................................8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......9

Series 8

Series 8 currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 8.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..................................................9

 Item 6.  Exhibits and Reports on Form 8-K...................................9

 Signatures.................................................................10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                  BALANCE SHEET

                               September 30, 1999



                                     ASSETS

Cash                                                           $        1,100
                                                                   ----------

                                                               $        1,100
                                                                   ==========

                        LIABILITIES AND PARTNERS' EQUITY

Commitments and contingencies (Note 2)

Partners' equity (Note 1):
  General partner                                              $          100
  Original limited partner                                              1,000
                                                                   ----------

         Total partners' equity                                         1,100
                                                                   ----------
                                                               $        1,100
                                                                   ==========









                    See accompanying notes to balance sheet
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                               September 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the June 30, 1999, audited balance sheet included in the pre effective amendment No. 3 to Form S-11 filed with the Securities and Exchange Commission on July 18, 1999.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, (a California Limited Partnership) (the "Partnership") was formed on June 16, 1997 under the laws of the state of California and has not commenced operations. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates,  Inc. (the "General Partner").  Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 66.8% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the initial limited partner of the Partnership and owns, through the Lester Family Trust, just less than 28.6% of the outstanding stock of WNC & Associates, Inc. (see Note 2).

The balance sheet includes only activity relating to the business of the Partnership, and does not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 1999, subscriptions for 86 Units in the amount of $86,000, had been sold. The proceeds received from the sale of subscriptions are deposited in an escrow account with Southern California Bank, and, if the required minimum amount of $1,400,000 in cash is not received within one year, no Units will be sold and the proceeds received from the sale of subscriptions will be returned within 30 days, together with interest.

The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                               September 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the HousingComplexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership
Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 15 years (see Note
2).

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 13% of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                               September 30, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Effective September 3, 1999, the Partnership is offering up to 25,000 limited partnership units at $1,000 per unit (the "Units"). The balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

The reader of this balance sheet should refer to the Pre-effective amendment No. 3 to Form S-11 filed with the Securities and Exchange Commission on July 18, 1999, for a more thorough description of the Partnership, and the terms and provisions thereunder.

The Units are being offered by WNC Capital Corporation, a wholly owned subsidiary of the General Partner.

If the minimum offering amount of $1,400,000 is raised, the Partnership will be obligated to the General Partner or affiliates for certain acquisition, management and other fees as set forth below:

     Acquisition and investment management fees up to 7%, as defined, of the gross proceeds from the sale of the Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.

     A non-accountable acquisition expense reimbursement equal to 2% of the gross proceeds from the sale of the Units.

     Payment of a non-accountable organization and offering expense reimbursement, and reimbursement for dealer manager and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses, inclusive of sales commissions and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of Units.

     An annual management fee equal to 0.2% of the invested assets of the Local Limited Partnerships, as defined.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership's First Amended and Restated Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                               September 30, 1999

NOTE 2 - COMMITMENTS AND CONTINGENCIES, continued

As of September 30, 1999, the General Partner had incurred costs of approximately $128,000 related to the start-up and organization of the Partnership. Such costs will be reimbursed by the Partnership to the General Partner, except that in the event that sales of the Units do not meet the minimum offering amount of $1,400,000, these costs will be borne in full by the General Partner.

As of October 4, 1999, a total of 206 Units had been sold totaling $206,000 in capital raised.

NOTE 3 - INCOME TAXES

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

WNC Housing Tax Credit Fund VI, L.P. Series 7 & 8 ( The "Partnership") has only nominal funds as it has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

The Partnership plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor promissory notes as received, to the purchase price and acquisition fees and costs of local limited partnerships, reserves and expenses of the offering.

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Parnership's future investment commitments and proposed operations.

The capital needs and resources of the Parnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, The Partnership' capital needs and resources are expected to be relatively stable.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology Systems. Information technology systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The Series will rely on the IT systems of WNC & Associates, Inc. The IT systems of WNC & Associates, Inc. are Year 2000 compliant.

Non-IT Systems. The Series also relies on the non-IT systems of WNC & Associates, Inc. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC & Associates, Inc. are Year 2000 compliant. The remedy for that telephone system will be one replacement computer and one software application. Acquisition and installation of those items will be completed in October 1999.

Service Providers. WNC & Associates, Inc. and the Series also rely on the IT systems and the non-IT systems of service providers. Service providers include: utility companies, financial institutions, telecommunications carriers, municipalities and other local jurisdictions, and other outside vendors. WNC & Associates, Inc. has received oral assurances from its material service providers that their respective IT and non-IT systems are Year 2000 compliant. For these purposes, the material service providers are its: electrical utility provider, financial institutions, and telecommunications carriers. There can be no assurance that the information given by the service providers is correct. There also can be no assurance that the IT and non-IT systems of less-important service providers and outside vendors are Year 2000 compliant.

Costs to Address Year 2000 Issues

WNC & Associates, Inc.'s cost to address Year 2000 issues has been less than $20,000. The cost to remedy the telephone system identified above will be less than $5,000. The cost to deal with any Year 2000 issues of service providers and other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely worst-case Year 2000 scenario for WNC & Associates, Inc. would be business disruption due to the failure of service providers. This disruption would include a delay in performing reporting and fiduciary responsibilities on behalf of a Series. These delays would likely be temporary as the worst case analysis remedy would be to replace the service provider.

Local Limited Partnerships

Status of Readiness

The local limited partnerships in which the Series will invest have not been identified as of the date of this prospectus. For those investments identified prior to 2000 WNC & Associates, Inc. will obtain Year 2000 certifications from the local general partners. Through the certificates each local general partner will represent that the IT and non-IT systems critical to the operation of the apartment complex and reporting to the Series are Year 2000 compliant. WNC & Associates, Inc. does not anticipate causing a Series to invest in a local limited partnership with Year 2000 non-compliant systems. The certificates will also include a representation that the IT and non-IT systems of: property management companies, independent accountants, electrical utility providers, financial institutions, and telecommunications carriers to be used by the local limited partnership will be Year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no incremental cost to the Series or WNC & Associates, Inc. as a result of assessing Year 2000 compliance issues for the local limited partnerships. The cost to the local limited partnerships to deal with Year 2000 issues cannot be known at this time.

Risk of Year 2000 Issues

The most reasonable and likely worst-case Year 2000 scenario for the local limited partnerships would be business disruption due to the failure of service providers. These disruptions would likely be temporary as the worst case analysis remedy would be to replace the service provider.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

None

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7 and Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 12, 1999



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 12, 1999