Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7; WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2000-02-14
CIK 1084067, 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999





PART I. FINANCIAL INFORMATION

Series 7

 Item 1. Financial Statements

   Balance Sheets
      December 31, 1999 and September 30, 1999 ............................3

   Statement of Operations
      For the period September 3, 1999
      (Date Operations Commenced) through December 31, 1999................4

   Statement of Partners' Equity(Deficit)
      For the period September 3, 1999
      (Date Operations Commenced) through December 31, 1999................5

   Statement of Cash Flows
      For the period September 3, 1999
      (Date Operations Commenced) through December 31, 1999................6

   Notes to Financial Statements...........................................7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks......14

Series 8

Series 8 currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 8.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings................................................14

 Item 6.  Exhibits and Reports on Form 8-K.................................14

 Signatures................................................................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                        December 31, 1999            September 30, 1999
                                                        -----------------            ------------------
                                                           (unaudited)                  (unaudited)
                                     ASSETS

Cash and cash equivalents                       $               2,195,749      $                  1,100
Investment in limited partnerships - Note 2                       341,570                             -
Subscriptions receivable                                          803,590                             -
Other assets                                                          440                             -
                                                        -----------------              ----------------

                                                $               3,341,349      $                  1,100
                                                        =================              ================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Commissions payable                            $                  44,730      $                      -
 Accrued fees and expenses due to general
  partner and affiliates - Note 3                                 155,449                             -
                                                        -----------------              ----------------

Total liabilities                                                 200,179                             -
                                                        -----------------              ----------------

Partners' equity (deficit):
 General partner                                                   (4,659)                          100
 Limited partners (25,000 units authorized and 3,803
  and 1 unit(s) issued and outstanding at December
  31, 1999 and June 30, 1999)                                   3,145,829                         1,000
                                                        -----------------              ----------------

Total partners' equity                                          3,141,170                         1,100
                                                        -----------------              ----------------

                                                $               3,341,349      $                  1,100
                                                        =================              ================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

          For the Period September 3, 1999 (Date Operations Commenced)
                            through December 31, 1999
                                   (unaudited)



Interest income                                    $                  6,082
                                                      ---------------------

                                                                      6,082
                                                      ---------------------

Operating expenses:
 Amortization                                                           700
 Other                                                                   12
                                                      ---------------------

Total operating expenses                                                712
                                                      ---------------------

Net income                                         $                  5,370
                                                      =====================

Net income allocated to:
 General partner                                   $                      5
                                                      =====================

 Limited partners'                                 $                  5,365
                                                      =====================

Net income per limited partner unit (3,804         $                      1
   units issued and outstanding)                      =====================



                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY(DEFICIT)

          For the Period September 3, 1999 (Date Operations Commenced)
                            through December 31, 1999
                                   (unaudited)



                                                            General                   Limited
                                                            Partner                   Partner                  Total
                                                            -------                   -------                  -----

Equity, September 3, 1999                       $               100      $              1,000     $            1,100

Sale of Limited Partnership units,                                -                 3,802,985              3,802,985
 net of discounts

Less Limited Partnership units issued for                                            (187,000)              (187,000)
 notes receivable

Offering expenses                                            (4,813)                 (476,472)              (481,285)

Net income For the Period September 3,
 1999 (Date Operations Commenced)
 through December 31, 1999                                        5                     5,365                  5,370
                                                   ----------------         -----------------        ---------------

Equity(deficit), December 31, 1999              $            (4,659)     $          3,145,829     $        3,141,170
                                                   ================         =================        ===============










                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

          For the Period September 3, 1999 (Date Operations Commenced)
                            through December 31, 1999
                                   (unaudited)


Cash flows from operating activities:
 Net income                                           $                5,370
 Adjustments to reconcile net gain to net cash
  provided by operating activities:
  Amortization                                                           700
  Change in other assets                                                (440)
                                                           -----------------

Net cash provided by operating activities                              5,630
                                                           -----------------

Cash flows from investing activities:
 Acquisition costs and fees                                         (342,270)
 Acquisition costs and fees payable                                  107,370
                                                           -----------------

Net cash used in investing activities                               (234,900)
                                                           -----------------

Cash flows from financing activities:
Sale of limited partnership units, net of discounts                3,802,985
Notes receivable - limited partners                                 (187,000)
Subscriptions receivable                                            (803,590)
Offering expenses                                                   (481,285)
Offering expense payable                                              92,809
                                                           -----------------

Net cash provided by financing activities                          2,423,919
                                                           -----------------

Net increase in cash and cash equivalents                          2,194,649
                                                           -----------------

Cash and cash equivalents, beginning of period                         1,100
                                                           -----------------

Cash and cash equivalents, end of period                $          2,195,749
                                                           =================



                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements are condensed from that which would appear in the annual financial statements. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position and results of operations as of and for the period ended December 31, 1999.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, (a California Limited Partnership) (the "Partnership") was formed on June 16, 1997 under the laws of the state of California. The Partnership began operations on September 3, 1999, the effective date of its public offering pursuant to Security and Exchange approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed with the Securities and Exchange Commission on July 16, 1999. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates,  Inc. (the "General Partner").  Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 66.8% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the initial limited partner of the Partnership and owns, through the Lester Family Trust, just less than 28.6% of the outstanding stock of WNC & Associates, Inc.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 1999, 3,804 Units in the amount of $3,803,985, had been sold, net of volume discounts of $15. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 1999 and June 30, 1999 the Partnership had cash equivalents of $2,195,749 and $1,100, respectively.

NOTE 2  INVESTMENTS IN LIMITED PARTNERSHIPS

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                           December 31, 1999
                                                           -----------------

  Investment balance, beginning of period         $                        -
  Capital contribution paid, net                                           -
  Capital contribution payable                                             -
  Loan receivable applied                                                  -
  Equity in Income of limited partnerships                                 -
  Capitalized acquisition fees and costs                             342,270
  Amortization of capitalized
   acquisition costs                                                    (700)
                                                     -----------------------

  Investment balance, end of period               $                  341,570
                                                     =======================

NOTE 3  RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3   RELATED PARTY TRANSACTIONS, continued

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of December 31, 1999 approximately $481,285 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $364,945 as of December 31, 1999 was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1999, the aggregate amount of acquisition fees paid or accrued was approximately $266,210.

(c) Acquisition Expense. The Partnership accrued or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $76,060 through December 31, 1999. The limit on this reimbursement is 1.5% of Gross Proceeds.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.

(e) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(f) Interest in Partnership. The General Partner will receive 0.1% of the Partnership's allocated Low Income Housing Credits. The General Partner is also entitled to receive 0.1% of cash distributions. There has been no allocation of Low Income Housing Credits or distributions of cash to the General Partner.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3   RELATED PARTY TRANSACTIONS, continued


                                                       December 31, 1999
                                                       -----------------

Acquisition fees                                  $               83,510
Asset management fee payable                                           -
Reimbursement for expenses paid by the
 General partner or an affiliate                                  71,939
                                                    --------------------

                                                  $              155,449
                                                    ====================

NOTE 4  SUBSCRIPTIONS AND NOTES RECEIVABLE

During the period September 3, 1999 (Date Operations Commenced) through December 31, 1999, the Partnership received subscriptions for 3,804 Units which included subscriptions receivable of $803,590, net of volume discounts, and promissory notes receivable of $187,000.


NOTE 5  INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $2,196,000 in cash and equivalents, subscriptions and notes receivable from the sale of Units totaling $991,000, and Investment in Limited Partnerships of $342,000. Liabilities at December 31, 1999 primarily consisted of $155,000 of accrued fees and advances due to the General Partner and affiliates and $45,000 in commissions payable.

Results of Operations

The period September 3, 1999 (Date Operations Commenced) through December 31, 1999 The Partnership's net income for the period was $5,000, consisting of interest income of $6,000, offset by operating expenses of $713.

Cash Flows

The period September 3, 1999 (Date Operations Commenced) through December 31, 1999 Net cash provided during the period was $2,194,000. The cash flow consists of an increase in cash provided from the sale of Limited Partnership units of $3,804,000, a decrease in cash paid to the general partner and affiliates of $200,000 and an increase in cash from operations of $5,000. Offset by an increase in subscriptions and notes receivable of $991,000, an increase in offering expenses of $481,000, and an increase in acquisition fees and costs of $342,000.

During the period September 3, 1999 (Date Operations Commenced) through December 31, 1999, accrued payables, consisting of accrued offering, acquisition fees and accrued reimbursements, increased by $200,000.

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

          None.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7 and Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 14, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 14, 2000