Form 10-Q/A
period 1999-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7; WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2000-04-26
CIK 1084067, 1084075

FORM 10-Q/A

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

                               INDEX TO FORM 10-Q/A

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

 Item 1.  Legal Proceedings................................................14

 Item 6.  Exhibits and Reports on Form 8-K.................................14

 Signatures................................................................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                        December 31, 1999            September 30, 1999
                                                        -----------------            ------------------
                                                           (unaudited)                  (unaudited)
                                     ASSETS

Cash and cash equivalents                       $               1,545,749      $                  1,100
Investment in limited partnerships - Note 2                       341,570                             -
Subscriptions receivable                                          803,590                             -
Due from affilates                                                650,000                             -
Other assets                                                          440                             -
                                                        -----------------              ----------------

                                                $               3,341,349      $                  1,100
                                                        =================              ================


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Commissions payable                            $                  44,730      $                      -
 Accrued fees and expenses due to general
  partner and affiliates - Note 3                                 155,449                             -
                                                        -----------------              ----------------

Total liabilities                                                 200,179                             -
                                                        -----------------              ----------------

Partners' equity (deficit):
 General partner                                                   (4,659)                          100
 Limited partners (25,000 units authorized and 3,803
  and 1 unit(s) issued and outstanding at December
  31, 1999 and June 30, 1999)                                   3,145,829                         1,000
                                                        -----------------              ----------------

Total partners' equity                                          3,141,170                         1,100
                                                        -----------------              ----------------

                                                $               3,341,349      $                  1,100
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










                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

          For the Period September 3, 1999 (Date Operations Commenced)
                            through December 31, 1999
                                   (unaudited)


Cash flows from operating activities:
 Net income                                           $                5,370
 Adjustments to reconcile net gain to net cash
  provided by operating activities:
  Amortization                                                           700
  Change in other assets                                                (440)
                                                           -----------------

Net cash provided by operating activities                              5,630
                                                           -----------------

Cash flows from investing activities:
 Acquisition costs and fees                                         (342,270)
 Acquisition costs and fees payable                                  107,370
                                                           -----------------

Net cash used in investing activities                               (234,900)
                                                           -----------------

Cash flows from financing activities:
Sale of limited partnership units, net of discounts                3,802,985
Notes receivable - limited partners                                 (187,000)
Subscriptions receivable                                            (803,590)
Due from affilates                                                  (650,000)
Offering expenses                                                   (481,285)
Offering expense payable                                              92,809
                                                           -----------------

Net cash provided by financing activities                          1,773,919
                                                           -----------------

Net increase in cash and cash equivalents                          1,544,649
                                                           -----------------

Cash and cash equivalents, beginning of period                         1,100
                                                           -----------------

Cash and cash equivalents, end of period                $          1,545,749
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $1,545,000 in cash and equivalents, subscriptions and notes receivable from the sale of Units totaling $991,000, due from affilates of $650,000, and Investment in Limited Partnerships of $342,000. Liabilities at December 31, 1999 primarily consisted of $155,000 of accrued fees and advances due to the General Partner and affiliates and $45,000 in commissions payable.

Results of Operations

The period September 3, 1999 (Date Operations Commenced) through December 31, 1999 The Partnership's net income for the period was $5,000, consisting of interest income of $6,000, offset by operating expenses of $713.

Cash Flows

The period September 3, 1999 (Date Operations Commenced) through December 31, 1999 Net cash provided during the period was $1,545,000. The cash flow consists of an increase in cash provided from the sale of Limited Partnership units of $3,804,000, a decrease in cash paid to the general partner and affiliates of $200,000 and an increase in cash from operations of $5,000. Offset by an increase in subscriptions and notes receivable of $991,000, an increase in due from affilates of $650,000, an increase in offering expenses of $481,000, and an increase in acquisition fees and costs of $342,000.

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

Date: March 30, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: March 30, 2000