Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7; WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2000-06-29
CIK 1084067, 1084075

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8

California                                                   33-0761517-Series 7
                                                             33-0761519-Series 8
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      NONE

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 7 (the "Partnership") was formed under the California Revised Limited Partnership Act on June 16, 1997 and commenced operations on September 3, 1999, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed on July 16, 1999. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credit").

WNC Housing Tax Credit Fund VI, L.P., Series 8("Series 8") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 8.

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on April 16, 1999, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of March 31, 2000, the Partnership had received and accepted subscriptions for 7,147 Units in the amount of $7,139,775 net of volume and dealer discounts of $7,225, of which $434,000 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."

From April 1, 2000 to June 21, 2000, the Partnership received subscriptions for an additional 2,637 Units, for which it has received $2,611,285 in cash, net of dealer and volume discounts of $715, and $25,000 in notes receivable.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2000, the Partnership had invested in two Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As of March 31, 2000, one of the Housing Complexes was still under construction. The Housing Complex under construction was being developed by a Local General Partner who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner or non-managing member in the Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the two Housing Complexes as of the dates and for the periods indicated:


                                                        ------------------------------ ---------------------------------------------
                                                              As of March 31, 2000                As of December 31, 1999
                                                        ------------------------------ ---------------------------------------------
                                                        Partnership's                                                   Encumbrances
                                                        Total Investment  Amount of                     Estimated Low   of Local
Partnership                            General Partner  in Local Limited  Investment    Number   Occu-  Income Housing  Limited
Name                   Location        Name             Partnerships      Paid to Date  of Units pancy  Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC     Federalsburg,   Larry C. Porter
                       Maryland        and
                                       Carter Chinniss     $   360,000    $         -      (1)     (1)            (1)          (1)

School Square, Ltd.    Albany,         Bradley V. Larson       285,000        142,000      (1)     (1)            (1)          (1)
Partnership            Minnesota                             ----------     ----------

                                                           $   645,000    $   142,000
                                                             ==========     ==========





                                  --------------------------------------------------------------------------------------
                                    For the year ended December 31, 1999             Low Income Housing Credits
                                  ------------------------------------------  ------------------------------------------
                                                              Net Income       Credits Allocated to   Year to be First
Partnership Name                      Rental Income            (Loss)              Partnership           Available
----------------------------------------------------------------------------  ------------------------------------------

2nd Fairhaven, LLC                           (1)                  (1)                    99.98%              2000

School Square Ltd. Partnership               (1)                  (1)                    99.98%              2000







(1) The Local Limited Partnership Interests were acquired subsequent to December 31, 1999. Accordingly, no information as of December 31, 1999 is presented.

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)      At March 31, 2000, there were 384 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the period from September 3, 1999 (date operations commenced) to March 31, 2000.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-76435) which was declared effective on September 3, 1999. As of March 31, 2000, the Partnership had received subscriptions for 7,147 Units, for an aggregate amount of capital contributions of $7,139,775, net of volume and dealer discounts of $7,225. At March 31, 2000, the above capital contributions consisted of cash of $6,126,775, subscriptions receivable of $579,000 and notes receivable of $434,000. At March 31, 2000, approximately
$921,885 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $493,000 which were paid or were to be paid to non-affiliates. At March 31, 2000, approximately $6,217,890 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                                             Paid or to
                                             be Paid to          Paid or to be
                                             Affiliates          Paid to Others          Total
                                           ---------------     -----------------     -------------

Acquisition Fees through 3/31/2000       $        500,290    $              -    $        500,290
Acquisition Costs through 3/31/2000               142,940                   -             142,940
Lower tier partnerships                                 -             645,389             645,389
Reserves or available to be invested                    -           4,929,271           4,929,271
                                           ---------------     -----------------     -------------

Total                                    $        643,230    $      5,574,660    $      6,217,890
                                           ===============     =================     =============



Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                 March 31, 2000


ASSETS

Cash and cash equivalents                           $       4,295,471
Funds held in escrow disbursement account                     142,815
Subscriptions and notes receivable                            583,635
Investments in limited partnerships, net                    1,284,221
Loans receivable                                              154,000
Other assets                                                      810
                                                      ----------------

                                                    $       6,460,952
                                                      ================
LIABILITIES

Due to limited partnerships                         $         502,601
Accrued fees and expenses due to
 general partner and affiliates                               145,659
                                                      ----------------

                                                              648,260
                                                      ----------------

PARTNERS' EQUITY                                            5,812,692
                                                      ----------------

                                                    $       6,460,952
                                                      ================

Selected results of operations, cash flows, and other information for the Partnership are as follows:

          For the period September 3, 1999 (Date Operations Commenced)
                             Through March 31, 2000


Income from operations                              $         27,702

Equity in income (loss) of limited
  partnerships                                                     -
                                                       --------------

Net income                                          $         27,702
                                                       ==============

Net income allocated to:
 General partner                                    $             28
                                                       ==============

 Limited partners                                   $         27,674
                                                       ==============

Net income  per limited partner
 unit                                               $           5.73
                                                       ==============

Outstanding weighted limited
  partner units                                     $          4,831
                                                       ==============

          For the period September 3, 1999 (Date Operations Commenced)
                             Through March 31, 2000


Net cash provided by (used in):
  Operating activities                       $          27,424
  Investing activities                              (1,037,023)
  Financing activities                               5,305,070
                                               ----------------

Net change in cash and cash                          4,295,471
  equivalents

Cash and cash equivalents,                                   -
  beginning of period                          ----------------

Cash and cash equivalents, end               $       4,295,471
  of period                                    ================

Low Income Housing Credit per Unit was as follows for the period ended December 31, 1999:


 Federal                                     $               -
 State                                                       -
                                               ----------------

 Total                                       $               -
                                               ================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $4,295,000 in cash, $143,000 in cash in escrow, $584,000 in subscriptions receivable, aggregate investments in the two Local Limited Partnerships of $1,284,000 and $154,000 in loans receivable. Liabilities at March 31, 2000 primarily consisted of $503,000 due to limited partnerships, and $145,000 in advances and other payables due to the General Partner or affiliates.

The Partnership will offer Units for sale to the public until approximately September 2000, at which time total limited partner capital is expected to be between $15,000,000 and $20,000,000 ($7,139,775 raised at March 31, 2000).

From April 1, 2000 to June 21, 2000, the Partnership received subscriptions for an additional 2,637 Units, for which it has received $2,611,285 in cash, net of dealer and volume discounts of $715, and $25,000 in notes receivable.

Results of Operations

The Partnership commenced operations on September 3, 1999. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the period ended March 31, 2000 was principally composed of interest income, offset by amortization and other operating expenses. One of the two Local Limited Partnerships was under construction at March 31, 2000 and the other was not acquired until March 31, 2000; accordingly, there were no Low Income Housing Credits available for allocation to the partners.

Cash Flows

Cash flows provided by operating activities for the period ended March 31, 2000 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended March 31, 2000, primarily consisted of proceeds from the sale of Units of $6,128,000, net of promissory notes of $434,000, subscriptions receivable of $579,000 and dealer and volume discounts of $7,000, less offering expenses paid of $823,000.

Cash flows used in investing activities consisted of capital contributions paid to Local Limited Partnerships of $143,000, capitalized acquisition fees and costs totaling $597,000 and advances to developers of $154,000. In addition, $143,000 was deposited in an escrow account in connection with the acquisition of a Local Limited Partnership.

Since March 31, 2000, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issue to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the "Partnership") as of March 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the period from September 3, 1999 (date operations commenced) through March 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the period from September 3, 1999 (date operatons commenced) through March 31, 2000 in conformity with generally accepted accounting principles.



                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP

Orange County, California
June 21, 2000

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                  BALANCE SHEET

                                 March 31, 2000

                                                               2000
                                                           -------------
ASSETS

Cash and cash equivalents                                $    4,295,471
Funds held in escrow disbursement account                       142,815
Subscriptions and notes receivable (Note 7)                     583,635
Investments in limited partnerships (Note 3)                  1,284,221
Loans receivable (Note 2)                                       154,000
Other assets                                                        810
                                                           -------------

                                                         $    6,460,952
                                                           =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
 Due to limited partnerships (Note 5)                    $      502,601
 Accrued fees and expenses due to General                       145,659
   Partner and affiliates (Note 4)                         -------------

   Total liabilities                                            648,260
                                                           -------------
Commitments and contingencies (Note 8)

Partners' equity (deficit) (Notes 7 and 9)
 General partner                                                   (301)
 Limited partners (25,000 units authorized,
   7,147 units outstanding at March 31, 2000)                 5,812,993
                                                           -------------

   Total partners' equity                                     5,812,692
                                                           -------------

                                                         $    6,460,952
                                                           =============

                 See accompanying notes to financial statements
                                       12

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

                                                               2000
                                                         ------------------

Interest income                                        $            36,456
                                                         ------------------
Operating expenses:
 Amortization (Notes 3 and 4)                                        4,398
 Asset management fees (Note 4)                                        424
 Other                                                               3,932
                                                        ------------------

  Total operating expenses                                           8,754
                                                        ------------------

Income from operations                                              27,702

Equity in income of limited partnerships (Note 3)                        -
                                                         ------------------

Net income                                             $            27,702
                                                         ==================
Net income allocated to:
 General partner                                       $                28
                                                         ==================

 Limited partners                                      $            27,674
                                                         ==================

Net income per limited partner unit                    $              5.73
                                                         ==================

Outstanding weighted average limited partner units                   4,831
                                                         ==================

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------     ---------------     ---------------
Contribution from General Partner and initial limited
 partner on September 3, 1999                             $           100    $          1,000    $          1,100

Sale of limited partnership units, net of discounts
 of $7,225                                                              -           7,139,775           7,139,775

Sale of limited partnership units issued for
 promissory notes receivable (Note 7)                                   -            (434,000)           (434,000)

Offering expenses                                                    (429)           (921,456)           (921,885)

Net income                                                             28              27,674              27,702
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $          (301)   $      5,812,993    $      5,812,692
                                                            ==============     ===============     ===============

                 See accompanying notes to financial statements
                                       14

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000



                                                                2000
                                                           --------------


Cash flows from operating activities:
 Net income                                            $        27,702
 Adjustments to reconcile net income to
  net cash provided by  operating activities:
  Amortization                                                   4,398
  Change in interest receivable                                 (4,635)
  Change in other assets                                          (810)
  Change in accrued fees and expenses due
   to general partner and affiliates                               769
                                                         --------------

Net cash provided by operating activities                       27,424
                                                         --------------

Cash flows from investing activities:
 Investments in limited partnerships, net                     (142,788)
 Funds held in escrow disbursement account                    (142,815)
 Loans receivable                                             (154,000)
 Capitalized acquisition costs and fees                       (597,420)
                                                         --------------

Net cash used in investing activities                       (1,037,023)
                                                         --------------

Cash flows from financing activities:
 Capital contributions                                       6,127,875
 Offering expenses                                            (822,805)
                                                         --------------

Net cash provided by financing activities                    5,305,070
                                                         --------------

Net increase in cash and cash
 Equivalents                                                 4,295,471

Cash and cash equivalents, beginning of period                       -
                                                         --------------

Cash and cash equivalents, end of period               $     4,295,471
                                                         ==============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Taxes paid                                           $           800
                                                         ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITY:
  During the period September 3, 1999 (Date Operations Commenced) through March 31, 2000, The Partnership sold limited partnership units for promissory notes receivable of $434,000.


                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the "Partnership"), was formed on June 16, 1997 under the laws of the state of California, and commenced operations on September 3, 1999, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed on July 16, 1999. Prior to September 3, 1999, the Partnership was considered a development stage enterprise. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2060, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2000, 7,147 Units, representing subscriptions in the net amount of $7,139,775, net of discount of $15 for volume purchases and $7,210 for dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 15 years (see Note 3).

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $921,885 as of March 31, 2000.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000, the Partnership had cash equivalents of $3,866,941. Of this amount, $3,800,000 consists of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income Per Limited Partner Unit

Net income per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2000, the Partnership has acquired limited partnership interests in two Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 35 apartment units. As of March 31, 2000 construction of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2000, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method  activity of the  investments in
limited   partnerships  for  the  period  September  3,  1999,  date  operations commenced, through March 31, 2000:


                                                              2000
                                                          --------------

Capital contributions paid, net                         $       142,788
Capital contributions payable                                   502,601
Capitalized acquisition fees and costs                          643,230
Amortization of paid acquisition fees and costs                  (4,398)
                                                          --------------

Investments in limited partnerships, end of period      $     1,284,221
                                                          ==============

The financial information from the individual financial statements of the Local Limited Partnerships are generally presented in a combined condensed format herein as of the preceding December 31. As no Local Limited Partnerships were acquired as of December 31, 1999, no combined condensed information is presented.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

         Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2000, the Partnership incurred acquisition fees of $500,290. Accumulated amortization of these capitalized costs was $3,420, as of March 31, 2000.

         Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2000, the Partnership incurred acquisition costs of $142,940, which have been included in investments in limited partnerships. Accumulated amortization was $978 as of March 31, 2000.

         An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $424 were incurred during the period September 3, 1999 (Date Operations Commenced) through March 31, 2000.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consist of the following at March 31, 2000:
                                                            2000
                                                     ---------------

Acquisition fees payable                           $         35,630
Acquisition expenses payable                                 10,180
Organizational, offering and selling
 costs payable                                               99,080
Asset management fee payable                                    424
Reimbursements for expenses paid by the
 General Partner or an affiliate                                345
                                                     ---------------

Total                                              $        145,659
                                                     ===============

NOTE 5 - DUE TO LIMITED PARTNERSHIPS

Due to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of March 31, 2000, the Partnership had received subscriptions for 7,147 units which included subscriptions receivable of $579,000 and promissory notes of $434,000, of which all of the subscription receivables were collected and $0 of the promissory notes were collected after March 31, 2000 and prior to the issuance of these financial statements, leaving an unpaid balance of $434,000. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to March 31, 2000, the Partnership acquired one Local Limited Partnership interest which required capital contributions of $245,205 of which $0 had been advanced as of March 31, 2000. Of this amount, $122,602 has been contributed subsequent to March 31, 2000, and prior to the issuance of these financial statements.

NOTE 9 - SUBSEQUENT EVENT

From April 1, 2000 to June 21, 2000, the Partnership received subscriptions for an additional 2,637 Units, for which it has received $2,611,285 in cash, net of dealer and volume discounts of $715, and $25,000 in notes receivable under the terms described in Note 7.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2000 approximately $921,885 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $493,065 was paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2000 the aggregate amount of acquisition fees paid or accrued was approximately $500,000.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2000, the aggregate amount of acquisition fees paid or accrued was approximately $143,000.

(d)      Annual  Asset  Management  Fee. An annual  asset  management  fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $400 were incurred for the period September 3, 1999 (date of operations commenced) through March 31, 2000, of which $0 was paid.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $3,600 during the period September 3, 1999 (date operations commenced) through March 31, 2000, expended by such persons on behalf of the Partnership.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income
         Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits. No Low Income Housing Credits were allocated for the period ended December 31, 1999. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the period September 3, 1999 (date operations commenced) through March 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control

         The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

         First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheet, March 31, 2000
         Statement  of  Operations  for  the  period  September  3,  1999  (Date
          Operations  Commenced)  through  March 31, 2000
         Statement of Partners'  Equity  (Deficit) for  the period  September 3,
          1999 (Date Operations Commenced) through March 31, 2000
         Statement  of Cash  Flows  for the  period  September  3,  1999  (Date
          Operations Commenced) through March 31, 2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of  Independent  Certified  Public  Accountants  on   Financial
          Statement Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated January 25, 2000 was filed on February 10, 2000 reporting the acquisition of a Local Limited Partnership Interest under Item 2. No financial statements were included.

2. A Form 8-K dated February 9, 2000 was filed on February 16, 2000 reporting the acquisition of a Local Limited Partnership Interest under Item 2. No financial statements were included.

3. A Form 8-K/A was filed on March 31, 2000 amending the Form 8-K dated January 25, 2000. Financial statements for the real estate acquired and pro forma financial information respecting the acquisition were included.

4.       A Form 8-K/A was filed on March 31, 2000  amending  the Form 8-K  dated
         February 9, 2000.  Pro  forma  financial  information  respecting   the
         acquisition was included.

5. A Form 8-K/A was filed on April 17, 2000 amending the Form 8-K dated January 25, 2000. Financial statements for the real estate acquired and revised pro forma financial information respecting the acquisition were included.

6. A Form 8-K/A was filed on April 17, 2000 amending the Form 8-K dated February 9, 2000. Revised pro forma financial information respecting the acquisition was included.

(c)      Exhibits.

3.1 First Amended and Restated Agreement of Limited Partnership dated as of April 1, 1999 filed as Exhibit 3.1 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-11 filed on April 17, 2000 is hereby incorporated herein by reference as Exhibit 3.1.

10.1 Escrow Agreement filed as Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed on August 18, 1999 is hereby incorporated herein by reference as Exhibit 10.1.

10.2 Amended and Restated Operating Agreement of 2nd Fairhaven, LLC filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 25, 2000 is hereby incorporated herein by reference as Exhibit 10.2.

10.3 Second Amended and Restated Operating Agreement of 2nd Fairhaven, LLC filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated January 25, 2000 is hereby incorporated herein by reference as Exhibit 10.3.

10.4 Amended and Restated Limited Partnership Agreement of School Square Limited Partnership filed as exhibit 10.1 to the Current Report on Form 8-K dated February 9, 2000 is hereby incorporated herein by reference as Exhibit 10.4.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


The audits referred to in our report dated June 21, 2000, relating to the 2000 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                              /s/ BDO SEIDMAN, LLP
                                  BDO SEIDMAN, LLP


Orange County, California
June 21, 2000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                         -----------------------------------  ------------------------------------------------------
                                                    As of March 31, 2000                       As of December 31, 1999
                                         -----------------------------------  ------------------------------------------------------
                                           Partnership's
                                           Total Investment     Amount of     Encumbrances of                              Net
                                           in Local Limited  Investment Paid  Local Limited   Property and  Accumulated    Book
Partnership Name            Location       Partnerships          to Date      Partnerships     Equipment    Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC          Federalsburg,
                            Maryland         $    360,000     $          -           (1)              (1)           (1)         (1)

School Square Ltd.          Albany,
Partnership                 Minnesota             285,000          142,000           (1)              (1)           (1)         (1)
                                                ----------       ----------
                                             $    645,000     $    142,000
                                                ==========       ==========



WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                          For the year ended December 31, 1999
                                      ------------------------------------------------------------------------------
                                                                                                         Estimated
                                  Rental       Net        Year Investment              Estimated Useful  Completion
Partnership Name                  Income  Income/(loss)       Acquired     Status      Life (Years)      Date
--------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                   (1)       (1)             2000        Completed              40             -

School Square Ltd. Partnership       (1)       (1)             2000        Under                   -          2001
                                                                           Construction




(1) The Local Limited Partnership Interests were acquired subsequent to December 31, 1999. Accordingly, no information as of December 31, 1999 is presented.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date:    June 29, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:    June 29, 2000




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date:    June 29, 2000



By: /s/ John B. Lester, Jr.
John B. Lester, Jr.        Director of WNC & Associates, Inc.

Date:    June 29, 2000



By:  /s/ David N. Shafer
David N. Shafer            Director of WNC & Associates, Inc.

Date:    June 29, 2000