Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7; WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2000-08-15
CIK 1084067, 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000


PART I. FINANCIAL INFORMATION

Series 7

 Item 1. Financial Statements

    Balance Sheets
       June 30, 2000 and March 31, 2000 ....................................3

    Statement of Operations
       For the three months ended June 30, 2000.............................4

    Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2000.............................5

    Statement of Cash Flows
       For the three months ended June 30, 2000.............................6

    Notes to Financial Statements...........................................7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......15

Series 8

Series 8 currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 8.

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................15

   Item 6.  Exhibits and Reports on Form 8-K................................15

   Signatures...............................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   June 30, 2000                 March 31, 2000
                                                                -----------------------        ----------------------
                                                                     (unaudited)
                                     ASSETS

Cash and cash equivalents                                    $               6,929,346      $              4,295,471
Funds held in escrow disbursement account                                      142,786                       142,815
Subscriptions receivable                                                       696,538                       583,635
Investments in limited partnerships (Note 2)                                 1,798,648                     1,284,221
Loans receivable                                                               154,000                       154,000
Other assets                                                                       514                           810
                                                                -----------------------        ----------------------

                                                             $               9,721,832      $              6,460,952
                                                                =======================        ======================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships                               $                   265,389      $                502,601
 Accrued fees and expenses due to General
  Partner and affiliates (Note 3)                                              654,834                       145,659
                                                                -----------------------        ----------------------

Total liabilities                                                              920,223                       648,260
                                                                -----------------------        ----------------------

Partners' equity (deficit):
 General Partner                                                                   (599)                        (301)
 Limited Partners (25,000 units authorized and
  10,611 and 7,147 units issued and  outstanding  at
  June 30, 2000 and March 31, 2000)                                          8,802,208                     5,812,993
                                                                -----------------------        ----------------------

Total partners' equity                                                       8,801,609                     5,812,692
                                                                -----------------------        ----------------------

                                                             $               9,721,832      $              6,460,952
                                                                =======================        ======================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 2000
                                   (unaudited)



Interest income                                         $          66,709
                                                          -----------------

                                                                   66,709
                                                          -----------------

Operating expenses:
 Amortization (Note 2)                                              5,362
 Asset management fees (Note 3)                                     1,744
 Other                                                              7,190
                                                          -----------------

  Total operating expenses                                         14,296
                                                          -----------------

Income from operations                                             52,413
                                                          -----------------

Equity in losses of limited partnerships (Note 2)                 (37,176)
                                                          -----------------

Net income                                              $          15,237
                                                          =================

Net income allocated to:
     General Partner                                    $             152
                                                          =================

     Limited Partners                                   $          15,085
                                                          =================

Net income per limited partnership unit                 $               1
                                                          =================




                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)

                                                        General                  Limited
                                                        Partner                  Partner                  Total
                                                   ------------------       -------------------      -----------------

Partners' equity (deficit) at March 31, 2000     $             (301)      $         5,812,993      $       5,812,692

Sale of Limited Partnership units,
 net of discounts of $715                                         -                 3,463,285              3,463,285

Sale of limited partnership units issued for
 promissory notes receivable                                      -                   (40,000)               (40,000)

Offering expenses                                              (450)                 (449,155)              (449,605)

Net income                                                      152                    15,085                 15,237
                                                   ------------------       -------------------      -----------------

Partners' equity (deficit) at June 30, 2000      $             (599)      $         8,802,208      $       8,801,609
                                                   ==================       ===================      =================








                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2000
                                   (unaudited)


Cash flows from operating activities:
 Net income                                               $           15,237
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in losses of limited partnerships                            37,176
  Amortization                                                         5,362
  Change in other assets                                              (5,607)
  Change in accrued fees and expenses due to
   General Partner and affiliates                                      1,399
                                                             ------------------

Net cash provided by operating activities                             53,567
                                                             ------------------

Cash flows from investing activities:
 Investments in limited partnerships, net                           (482,471)
 Funds held in escrow disbursement account                                29
 Capitalized acquisition costs and fees                               (1,005)
                                                             ------------------

Net cash used in investing activities                               (483,393)
                                                             ------------------

Cash flows from financing activities:
 Capital contributions                                             3,316,285
 Offering expenses                                                  (252,584)
                                                             ------------------

Net cash provided by financing activities                          3,063,701
                                                             ------------------

Net increase in cash and cash equivalents                          2,633,875
                                                             ------------------

Cash and cash equivalents, beginning of period                     4,295,471
                                                             ------------------

Cash and cash equivalents, end of period                  $        6,929,346
                                                             ==================


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

WNC Housing Tax Credit Fund, VI, L.P., Series 8 ("Series 8") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 8

The general partner is WNC & Associates,  Inc. (the "General Partner").  Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 66.8% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the initial limited partner of the Partnership and owns, through the Lester Family Trust, just less than 28.6% of the outstanding stock of WNC & Associates, Inc. Wilfred N. Cooper, Jr., President of WNC & Associates, Inc., owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through WNC & Associates, Inc., as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2000, 10,611 Units in the amount of $10,603,060 had been sold, net of volume discounts of $30 and $7,910 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,371,490 and $921,885 as of June 30, 2000 and March 31, 2000, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000 the Partnership had cash equivalents of $3,910,746 and $3,866,941, respectively. These amounts consist primarily tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk

At June 30, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               June 30, 2000                March 31, 2000
                                                        -------------------------    --------------------------
       Investments in limited partnerships,
        beginning of period                           $               1,284,221   $                         -
       Capital contributions paid, net                                        -                       142,788
       Capital contributions payable                                    245,205                       502,601
       Capitalized acquisition fees and costs                           311,760                       643,230
       Equity in losses of limited partnerships                         (37,176)                            -
       Amortization of capitalized
        acquisition fees and costs                                       (5,362)                       (4,398)
                                                        -------------------------    --------------------------

       Investments in limited partnerships, end of
        period                                        $               1,798,648   $                 1,284,221
                                                        =========================    ==========================

Selected financial information for the three months ended June 30, 2000 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

          Total revenue                            $               45,000
                                                     ----------------------

          Interest expense                                         15,000
          Depreciation                                             28,000
          Operating expenses                                       39,000
                                                     ----------------------
          Total expenses                                           82,000
                                                     ----------------------

          Net loss                                 $              (37,000)
                                                     ======================
          Net loss allocable to the
           Partnership                             $              (37,000)
                                                     ======================
          Net loss recorded by the
           Partnership                             $              (37,000)
                                                     ======================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2000 and March 31, 2000, the Partnership incurred acquisition fees of $742,770 and $500,290, respectively. Accumulated amortization of these capitalized costs were $7,590 and $3,420 as of June 30, 2000 and March 31, 2000,
          respectively.

   (b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2000 and March 31, 2000, the Partnership incurred acquisition costs of $212,220 and $142,940, respectively, which have been included in investments in limited partnerships. Accumulated amortization were $2,170 and $978 as of June 30, 2000 and March 31, 2000, respectively.

   (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $1,744 were incurred during the three months ended June 30, 2000.

    (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                         June 30, 2000            March 31, 2000
                                                                       -------------------     ---------------------

Acquisition fees payable                                             $            278,110    $               35,630
Acquisition costs payable                                                          78,455                    10,180
Organizational, offering and selling costs payable                                296,101                    99,080
Asset management fee payable                                                        2,168                       424
Reimbursement for expenses paid by the General Partner or
 an affiliate                                                                           -                       345
                                                                       -------------------     ---------------------

                                                                     $            654,834    $              145,659
                                                                       ===================     =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 4 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of June 30, 2000, the Partnership had received subscriptions for 10,611 units which included subscriptions receivable of $686,000 and promissory notes of $474,000, of which all of the subscription receivables were collected and $0 of the promissory notes were collected after June 30, 2000 and prior to the issuance of these financial statements, leaving an unpaid balance of $474,000. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on June 29, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $6,929,000 in cash, $143,000 in cash in escrow, $697,000 in subscriptions receivable, aggregate investments in the three Local Limited Partnerships of $1,798,000, and $154,000 in loans receivable. Liabilities at June 30, 2000 primarily consisted of $265,000 due to limited partnerships and $655,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on September 3, 1999. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the period ended June 30, 2000 was principally composed of interest income, offset by amortization and other operating expenses.

Cash Flows

Cash flows provided by operating activities for the period ended June 30, 2000 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended June 30, 2000 primarily consisted of proceeds from the sale of Units of $3,316,000 (net of promissory notes of $474,000, subscriptions receivable of $686,000, and dealer and volume discounts of $8,000), less offering expenses paid of $253,000. Cash flows used in investing activities consisted of capital contributions paid to Local Limited Partnerships of $482,000 and capitalized acquisition fees and costs totaling $1,000.

Since June 30, 2000, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Item 3:   Quantitative and Qualitative Disclosures Above Market Risks

          NOT APPLICABLE

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7 and Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrant



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: August 15, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 15, 2000