Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2001-02-20
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____No __X .

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000


PART I. FINANCIAL INFORMATION

Series 7

 Item 1. Financial Statements

          Balance Sheets
             September 30, 2000 and March 31, 2000 ..........................3

          Statement of Operations
             For the three and six months ended September 30, 2000...........4

          Statement of Partners' Equity (Deficit)
             For the six months ended September 30, 2000.....................5

          Statement of Cash Flows
             For the six months ended September 30, 2000.....................6

          Notes to Financial Statements......................................7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......15

Series 8

Series 8 currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 8.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................15

 Item 6.  Exhibits and Reports on Form 8-K..................................15

 Signatures.................................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                  September 30, 2000              March 31, 2000
                                                                -----------------------        ----------------------
                                                                     (unaudited)
                                     ASSETS

Cash and cash equivalents                                    $               6,362,483      $              4,295,471
Funds held in escrow disbursement account                                    2,621,392                       142,815
Subscriptions and notes receivable                                             815,500                       583,635
Investments in limited partnerships (Note 3)                                 2,712,243                     1,284,221
Loans receivable (Note 2)                                                      600,000                       154,000
Other assets                                                                    18,793                           810
                                                                -----------------------        ----------------------

                                                             $              13,130,411      $              6,460,952
                                                                =======================        ======================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships                                 $                 575,468      $                502,601
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                                              386,429                       145,659
                                                                -----------------------        ----------------------

Total liabilities                                                              961,897                       648,260
                                                                -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit) (Note 5):
 General Partner                                                                (1,244)                          (301)
 Limited Partners (25,000 units authorized and
  14,747 and 7,147 units issued and  outstanding
  at September  30, 2000 and March 31, 2000)                                12,169,758                     5,812,993
                                                                -----------------------        ----------------------

Total partners' equity                                                      12,168,514                     5,812,692
                                                                -----------------------        ----------------------

                                                             $              13,130,411      $              6,460,952
                                                                =======================        ======================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three Months and Six Months Ended September 30, 2000
                                   (unaudited)

                                                              Three Months            Six Months
                                                             ----------------      -----------------
Interest income                                            $          86,280     $         152,989
                                                             ----------------      -----------------

Operating expenses:
 Amortization (Note 3)                                                 8,480                13,842
 Asset management fees (Note 4)                                        3,000                 4,744
 Other                                                                15,282                22,472
                                                             ----------------      ----------------

   Total operating expenses                                           26,762                41,058
                                                             ----------------      ----------------

Income from operations                                                59,518               111,931
                                                             ----------------      ----------------

Equity in losses of limited partnerships (Note 3)                    (83,638)             (120,814)
                                                             ----------------      ----------------

Net income                                                 $         (24,120)     $         (8,883)
                                                             ================      ================

Net income allocated to:
 General Partner                                           $             (24)     $             (9)
                                                             ================      ================

 Limited Partners                                          $         (24,096)     $         (8,874)
                                                             ================      ================

Net income per limited partnership unit                    $           (1.92)     $          (0.83)
                                                             ================      ================

Outstanding weighted average limited partner units                    12,543                10,686
                                                             ================      ================




                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (unaudited)

                                                       General              Limited                Total
                                                       Partner              Partners
                                                    ---------------      ---------------      -----------------
Partners' equity (deficit) at March 31, 2000      $          (301)     $     5,812,993      $       5,812,692

Withdrawal of original limited partner                                          (1,000)                (1,000)

Sale of limited partnership units,
 net of discounts of $3,180                                     -            7,596,820              7,596,820

Sale of limited partnership units issued for
 promissory notes receivable                                    -             (297,500)              (297,500)

Offering expenses                                            (934)            (932,681)              (933,615)

Net income                                                     (9)              (8,874)                (8,883)
                                                    ---------------      ---------------      -----------------

Partners' equity (deficit) at September 30, 2000  $        (1,244)     $    12,169,758      $      12,168,514
                                                    ===============      ===============      =================



                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Six Months Ended September 30, 2000
                                   (unaudited)

Cash flows from operating activities:
 Net income                                                              $         (8,883)
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Amortization                                                                     13,842
  Equity in losses of limited partnerships                                        120,814
  Change in other assets                                                          (12,244)
  Change in accrued fees and expenses due to General
   Partner and affiliates                                                           3,231
                                                                            ---------------

Net cash provided by operating activities                                         116,760
                                                                            ---------------

Cash flows from investing activities:
 Investments in limited partnerships, net                                        (805,811)
 Funds held in escrow disbursement account                                     (2,478,577)
 Loans receivable                                                                (446,000)
 Capitalized acquisition costs and fees                                          (520,650)
                                                                            ---------------

Net cash used in investing activities                                          (4,251,038)
                                                                            ---------------
Cash flows from financing activities:
 Capital contributions                                                          7,061,820
 Offering expenses                                                               (860,530)
                                                                            ---------------

Net cash provided by financing activities                                       6,201,290
                                                                            ---------------

Net increase in cash and cash equivalents                                       2,067,012
                                                                            ---------------

Cash and cash equivalents, beginning of period                                  4,295,471
                                                                            ---------------

Cash and cash equivalents, end of period                                $       6,362,483
                                                                            ===============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Taxes paid                                                            $             800
                                                                            ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:

During the six months ended September 30, 2000, the Partnership sold limited partnership units for promissory notes totaling $297,500.

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2000, 14,747 Units in the amount of $14,736,595 had been sold, net of volume discounts of $45 and $10,360 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Limited Partnerships

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 15 years (see Note
3).

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $1,855,500 and $921,885 as of September 30, 2000 and March 31, 2000, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000 the Partnership had cash equivalents of $3,900,000 and $3,866,941, respectively. These amounts consist primarily tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of  September  30, 2000 and March 31,  2000,  the  Partnership  has  acquired limited partnership interests in four and two Local Limited Partnerships, respectively. Each Local Limited Partnership owns one Housing Complex consisting of an aggregate of 99 and 35 apartment units, respectively. As of September 30, 2000 and March 31, 2000 construction or rehabilitation of two of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                           For the Six Months            September 3, 1999
                                                                 Ended                    (Date Operations
                                                           September 30, 2000        Commenced) through March
                                                                                             31, 2000
                                                        -------------------------    --------------------------
       Investments in limited partnerships,
        beginning of period                           $               1,284,221    $                        -
       Capital contributions paid, net                                  374,665                       142,788
       Capital contributions payable                                    504,013                       502,601
       Capitalized acquisition fees and costs                           684,000                       643,230
       Equity in losses of limited partnerships                        (120,814)                            -
       Amortization of capitalized
        acquisition fees and costs                                      (13,842)                       (4,398)
                                                        -------------------------    --------------------------

       Investments in limited partnerships, end of
        period                                        $               2,712,243    $                1,284,221
                                                        =========================    ==========================

Selected financial information for the six months ended September 30, 2000 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2000
                                                                 -------------------

          Revenue                                              $           191,000
                                                                 -------------------

          Expenses:
           Interest expense                                                 64,000
           Depreciation                                                     64,000
           Operating expenses                                              184,000
                                                                 -------------------
              Total expenses                                               312,000
                                                                 -------------------
          Net loss                                             $          (121,000)
                                                                 ===================
          Net loss allocable to the
           Partnership                                         $          (121,000)
                                                                 ===================
          Net loss recorded by the
           Partnership                                         $          (121,000)
                                                                 ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

   (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2000 and March 31, 2000, the Partnership incurred acquisition fees of $1,032,290 and $500,290, respectively. Accumulated amortization of these capitalized costs were $14,183 and $3,420 as of September 30, 2000 and March 31, 2000, respectively.

   (b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2000 and March 31, 2000, the Partnership incurred acquisition costs of $294,940 and $142,940, respectively, which have been included in investments in limited partnerships. Accumulated amortization were $4,057 and $978 as of September 30, 2000 and March 31, 2000, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $4,744 and $424 were incurred during the six months ended September 30, 2000 and the period September 3, 1999 (Date Operations Commenced) through March 31, 2000, respectively.

    (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                     September 30, 2000           March 31, 2000
                                                                    ----------------------     ---------------------
Acquisition fees payable                                          $               162,680    $               35,630
Acquisition costs payable                                                          46,480                    10,180
Organizational, offering and selling costs payable                                172,165                    99,080
Asset management fee payable                                                        5,104                       424
Reimbursement for expenses paid by the General Partner or
 an affiliate                                                                           -                       345
                                                                    ----------------------     ---------------------

                                                                  $               386,429    $              145,659
                                                                    ======================     =====================

                                       12

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 5 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of September 30, 2000, the Partnership had received subscriptions for 14,747 units which included subscriptions receivable of $815,500 and promissory notes of $731,500, of which all of the subscription receivables were collected and $0 of the promissory notes were collected after September 30, 2000 and prior to the issuance of these financial statements, leaving an unpaid balance of $731,500. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Subsequent to September 30, 2000, the Partnership acquired three Local Limited Partnership interest which required capital contributions of $5,895,002 of which $0 had been advanced as of September 30, 20000. Of this amount, $630,343 has been contributed subsequent to September 30, 2000 and prior to the release of this filing.

NOTE 8 - SUBSEQUENT EVENT

From October 1, 2000 to October 31, 2000, the Partnership received subscriptions for an additional 4,103 Units, for which it has received $3,890,400, net of dealer discounts of $10,850 and $201,750 in notes receivable under the terms described in Note 5. The Partnership completed its offering of Units as of October 31, 2000.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $6,362,000 in cash and cash equivalents, $2,621,000 in cash in escrow, $816,000 in subscriptions receivable, aggregate investments in the four Local Limited Partnerships of $2,712,000, and $600,000 in loans receivable. Liabilities at September 30, 2000 primarily consisted of $575,000 due to limited partnerships and $386,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations and Cash Flows

The Partnership commenced operations on September 3, 1999. As a result, there are no comparative results of operations or cash flow from prior periods to present.

Since September 30, 2000, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         (b)   Reports on Form 8-K

          1. A Form 8-K dated October 2, 2000 was filed on October 11, 2000 reporting the acquisition of a Local Limited Partnership. No financial statements were included.

          2. A Form 8-K/A was filed on December 18, 2000 amending the Form 8-K dated October 2, 2000. Pro forma financial information respecting the acquisition was included.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7 and Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrant



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: February 15, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 15, 2001