Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7; WNC HOUSING TAX CREDIT FUND VI LP SERIES 8
filed 2001-02-22
CIK 1084067, 1084075

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 (714) 662-5565
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000

PART I. FINANCIAL INFORMATION

Series 7
 Item 1. Financial Statements

          Balance Sheets
             December 31, 2000 and March 31, 2000 ...........................3

          Statements of Operations
             For the three and nine months ended December 31, 2000...........4

          Statement of Partners' Equity (Deficit)
             For the nine months ended December 31, 2000.....................5

          Statement of Cash Flows
             For the nine months ended December 31, 2000.....................6

          Notes to Financial Statements......................................7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......14

Series 8

 Item 1. Financial Statement

          Balance Sheet
             December 31, 2000..............................................15

          Notes to Balance Sheet............................................16

 Item 2.  Management's Discussion and Analysis of Financial
          Condition ........................................................20

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......20


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................21

 Item 6.  Exhibits and Reports on Form 8-K..................................21

 Signatures.................................................................22

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                  December 31, 2000               March 31, 2000
                                                                -----------------------        ----------------------
                                                                     (unaudited)
                                     ASSETS
Cash and cash equivalents                                    $               4,897,548      $              4,295,471
Funds held in escrow disbursement accounts                                   6,188,157                       142,815
Subscriptions and notes receivable                                                   -                       583,635


Investments in limited partnerships (Note 3)                                 8,830,114                     1,284,221
Loans receivable (Note 2)                                                    1,080,974                       154,000
Other assets                                                                    31,814                           810
                                                                -----------------------        ----------------------

                                                             $              21,028,607      $              6,460,952
                                                                =======================        ======================

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships                                 $               5,449,826      $                502,601
 Interest payable                                                               27,963                             -
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                                               15,070                       145,659
                                                                -----------------------        ----------------------

Total liabilities                                                            5,492,859                       648,260
                                                                -----------------------        ----------------------
Partners' equity (deficit) (Note 5):
 General Partner                                                                (1,800)                         (301)
 Limited Partners (25,000 units authorized and
  18,850 and 7,147 units issued and outstanding at
  December 31, 2000 and March 31, 2000)                                     15,537,548                     5,812,993
                                                                -----------------------        ----------------------

Total partners' equity                                                      15,535,748                     5,812,692
                                                                -----------------------        ----------------------

                                                             $              21,028,607      $              6,460,952
                                                                =======================        ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three Months and Nine Months Ended December 31, 2000
                                   (unaudited)

                                                              Three Months           Nine Months
                                                             ----------------      -----------------
Interest income                                            $          79,266     $         232,255
                                                             ----------------      -----------------

Operating expenses:
 Amortization (Note 3)                                                12,546                26,388
 Asset management fees (Note 4)                                       19,313                24,057
 Other                                                                 7,363                29,835
                                                             ----------------      -----------------

   Total operating expenses                                           39,222                80,280
                                                             ----------------      -----------------

Income from operations                                                40,044               151,975
                                                             ----------------      -----------------

Equity in losses of limited partnerships (Note 3)                    (83,620)             (204,434)
                                                             ----------------      -----------------

Net income                                                 $         (43,576)    $         (52,459)
                                                             ================      =================
Net income allocated to:
 General Partner                                           $             (43)    $             (52)
                                                             ================      =================

 Limited Partners                                          $         (43,532)    $         (52,407)
                                                             ================      =================

Net income per limited partnership unit                    $              (2)    $              (4)
                                                             ================      =================

Outstanding weighted average limited partner units                    18,166                13,180
                                                             ================      =================



                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)

                                                       General              Limited
                                                       Partner              Partners                Total
                                                    ---------------      ---------------      -----------------
Partners' equity (deficit) at March 31, 2000      $          (301)     $     5,812,993      $       5,812,692

Withdrawal of original limited partner                          -               (1,000)                (1,000)

Sale of limited partnership units,
 net of discounts of $13,330                                    -           11,689,670             11,689,670

Sale of limited partnership units issued for
 promissory notes receivable                                    -             (465,750)              (465,750)

Offering expenses                                          (1,447)          (1,445,958)            (1,447,405)

Net income                                                    (52)             (52,407)               (52,459)
                                                    ---------------      ---------------      -----------------

Partners' equity (deficit) at December 31, 2000   $        (1,800)     $    15,537,548      $      15,535,748
                                                    ===============      ===============      =================


                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Nine Months Ended December 31, 2000
                                   (unaudited)


Cash flows from operating activities:
 Net income                                             $         (52,459)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization                                                     26,388
  Equity in losses of limited partnerships                        204,434
  Change in other assets                                          (26,369)
  Change in accrued interest                                       27,963
  Change in accrued fees and expenses due to
   General Partner and affiliates                                  14,301
                                                           ---------------

Net cash provided by operating activities                         194,258
                                                           ---------------

Cash flows from investing activities:
 Investments in limited partnerships, net                      (1,776,220)
 Funds held in escrow disbursement account                     (6,045,342)
 Loans receivable                                                (926,974)
 Capitalized acquisition costs and fees                        (1,099,080)
                                                           ---------------

Net cash used in investing activities                          (9,847,616)
                                                           ---------------

Cash flows from financing activities:
 Capital contributions                                         11,801,920
 Offering expenses                                             (1,546,485)
                                                           ---------------

Net cash provided by financing activities                      10,255,435
                                                           ---------------

Net increase in cash and cash equivalents                         602,077
                                                           ---------------

Cash and cash equivalents, beginning of period                  4,295,471
                                                           ---------------

Cash and cash equivalents, end of period                $       4,897,548
                                                           ===============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Taxes paid                                            $             800
                                                           ===============

                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on October 31, 2000 at which time 18,850 Units in the amount of $18,829,445 had been sold, net of volume discounts of $45 and $20,510 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                                December 31, 2000
                                   (unaudited)

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

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,369,290 and $921,885 as of December 31, 2000 and March 31, 2000, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000 the Partnership had cash equivalents of $2,100,000 and $3,866,941, respectively. These amounts consist primarily tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                                December 31, 2000
                                   (unaudited)

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2000 and March 31, 2000, the Partnership has acquired limited partnership interests in seven and two Local Limited Partnerships, respectively. Each Local Limited Partnership owns one Housing Complex consisting of an aggregate of 259 and 35 apartment units, respectively. As of December 31, 2000 and March 31, 2000 construction or rehabilitation of four of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                              September 3, 1999
                                                                 For the Nine Months          (Date Operations
                                                                      Ended                  Commenced) through
                                                                  December 31, 2000            March 31, 2000
                                                              -----------------------   ----------------------------
   Investment per balance sheet, beginning of period        $             1,284,221   $                          -
   Capital contributions paid, net                                        1,345,076                        142,788
   Capital contributions payable                                          5,378,369                        502,601
   Capitalized acquisition fees and costs                                 1,053,270                        643,230
   Equity in losses of limited partnerships                                (204,434)                             -
   Amortization of capitalized
    acquisition fees and costs                                              (26,388)                        (4,398)
                                                              -----------------------   ----------------------------

   Investment per balance sheet, end of period              $             8,830,114  $                   1,284,221
                                                              =======================   ============================

Selected financial information for the nine months ended December 31, 2000 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                  2000
                                                          -------------------

   Revenue                                              $           338,000
                                                          -------------------

   Expenses:
    Interest expense                                                113,000
    Depreciation                                                    101,000
    Operating expenses                                              328,000
                                                          -------------------
       Total expenses                                               542,000
                                                          -------------------
   Net loss                                             $          (204,000)
                                                          ===================
   Net loss allocable to the
    Partnership                                         $          (204,000)
                                                          ===================
   Net loss recorded by the
    Partnership                                         $          (204,000)
                                                          ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

   (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2000 and March 31, 2000, the Partnership incurred acquisition fees of $1,319,500 and $500,290, respectively. Accumulated amortization of these capitalized costs were $23,884 and $3,420 as of December 31, 2000 and March 31, 2000, respectively.

   (b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2000 and March 31, 2000, the Partnership incurred acquisition costs of $377,000 and $142,940, respectively, which have been included in investments in limited partnerships. Accumulated amortization were $6,902 and $978 as of December 31, 2000 and March 31, 2000, respectively.

   (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $24,057 and $424 were incurred during the nine months ended December 31, 2000 and the period September 3, 1999 (Date Operations Commenced) through March 31, 2000, respectively.

    (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                      December 31, 2000           March 31, 2000
                                                                    ----------------------     ---------------------
Acquisition fees payable                                          $                     -    $               35,630
Acquisition costs payable                                                               -                    10,180
Organizational, offering and selling costs payable                                      -                    99,080
Asset management fee payable                                                       14,199                       424
Reimbursement for expenses paid by the General Partner or
 an affiliate                                                                         871                       345
                                                                    ----------------------     ---------------------

                                                                  $                15,070    $              145,659
                                                                    ======================     =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 5 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of December 31, 2000, the Partnership had received subscriptions for 18,850 units which included promissory notes of $899,750, of which $0 of the promissory notes were collected after December 31, 2000 and prior to the issuance of these financial statements, leaving an unpaid balance of $899,750. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $4,988,000 in cash and cash equivalents, $6,188,000 in cash in escrow, aggregate investments in the seven Local Limited Partnerships of $8,830,000, and $1,081,000 in loans receivable. Liabilities at December 31, 2000 primarily consisted of $5,450,000 due to limited partnerships, $15,000 in advances and other payables due to the General Partner or affiliates and $28,000 in interest payable.

Results of Operations and Cash Flows

The Partnership commenced operations on September 3, 1999. As a result, there are no comparative results of operations or cash flow from prior periods to present.

Since December 31, 2000, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.


Item 3: Quantitative and Qualitative Disclosures Above Market Risks

        NOT APPLICABLE

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                  BALANCE SHEET

                                December 31, 2000





                                     ASSETS

Cash                                                            $        1,100
                                                                 -------------

                                                                $        1,100
                                                                 =============

                        LIABILITIES AND PARTNERS' EQUITY

Commitments and contingencies (Note 2)

Partners' equity (Note 1):
 General partner                                                $          100
 Original limited partner                                                1,000
                                                                 -------------

         Total partners' equity                                          1,100
                                                                 -------------
                                                                $        1,100
                                                                 =============








                    See accompanying notes to balance sheet
                                       15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the August 31, 2000, audited balance sheet included in the post effective amendment No. 5 to Form S-11 filed with the Securities and Exchange Commission on November 6, 2000.

In the opinion of the General Partner, the accompanying  unaudited balance sheet
contains  all  adjustments   (consisting  of  only  normal  recurring  accruals)
necessary to present fairly the financial position as of December 31, 2000.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, (a California Limited Partnership) (the "Partnership") was formed on June 16, 1997 under the laws of the state of California and had not commenced operations as of December 31, 2000. (See Note 4). The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2000, subscriptions for 923 Units in the amount of $923,000, had been sold. The proceeds received from the sale of subscriptions are deposited in an escrow account with US Bank, and, if the required minimum amount of $1,400,000 in cash is not received within one year, no Units can be sold and the proceeds received from the sale of subscriptions will be returned within 30 days, together with interest. (See Note 4).

The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2000

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

Method of Accounting for Investments in Limited Partnerships

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 15 years.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2000

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Effective November 7, 2000, the Partnership is offering up to 25,000 limited partnership units at $1,000 per unit (the "Units"). The balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. (See Note 4). In the event the Partnership were unable to raise the minimum offering amount, the General Partner would absorb all organization and offering costs.

The reader of this balance sheet should refer to the post effective amendment No. 5 to Form S-11 filed with the Securities and Exchange Commission on November 6, 2000, for a more thorough description of the Partnership, and the terms and provisions thereunder.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 8
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2000

NOTE 2 - COMMITMENTS AND CONTINGENCIES, continued

As of December 31, 2000 a total of 953 Units had been sold totaling $942,650 in capital contributions net of dealer discounts of $350.

As of December 31, 2000, the General Partner had incurred costs of approximately $78,000 related to the start-up and organization of the Partnership and sale of Partnership Units. Such costs will be reimbursed by the Partnership to the General Partner, as sales of Units met the minimum offering amount of $1,400,000, subsequent to December 31, 2000. (See Note 4)

NOTE 3 - INCOME TAXES

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 4 - SUBSEQUENT EVENTS

As of February 8, 2001 a total of 1,433 Units had been sold totaling $1,431,250 in capital contributions net of dealer discounts of $1,750.

Item 2. Managements's Disscussions and Analysis of Financial Condition

WNC Housing Tax Credit Fund VI, L.P. Series 8 ( The "Partnership") has only nominal funds as it has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

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

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, The Partnership' capital needs and resources are expected to be relatively stable.


Item 3: Quantitative and Qualitative Disclosures Above Market Risks

        Not Applicable

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K: WNC Housing Tax Credit Fund VI, L.P., Series 7

     1. A Form 8-K dated October 2, 2000 was filed on October 11, 2000 reporting the acquisition of a Local Limited Partnership. No financial statements were included.

     2. A Form 8-K/A was filed on December 18, 2000 amending the Form 8-K dated October 2, 2000. Pro forma financial information respecting the acquisition was included.

     3. A Form 8-K dated December 29, 2000 was filed on January 2, 2001 reporting the acquisition of a Local Limited Partnership. No financial statements were included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
(Registrant)

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 8
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: February 20, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date February 20, 2001