Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2001-09-24
CIK 1084067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 333-24111


                      WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

             California                          33-0745418
      State or other  jurisdiction  of       (I.R.S.  Employer

        incorporation or organization         Identification No.)


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
Yes     No    X
----   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on April 16, 1999, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of March 31, 2001, the Partnership had received and accepted subscriptions for 18,850 Units in the amount of $18,828,745 net of volume and dealer discounts of $21,255, of which $397,000 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."

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

As of March 31,  2001,  the  Partnership  had  invested in eight  Local  Limited
Partnerships five of which were still under construction or undergoing rehabilitation at that date. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eight Housing Complexes as of the dates and for the periods indicated:

                                                                   ------------------------------  ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                    Estimated  Encumbrances
                                               Name          Total Investment  Investment                    Low Income    of Local
                                                             in Local Limited   Paid to    Number            Housing        Limited
                                                              Partnerships      Date     of Units Occupancy  Credits (1)Partnerships
-------------------------------------------------------------------------------------------------  ---------------------------------
2nd Fairhaven, LLC        Federalsburg,    Larry C. Porter and
                          Maryland         Carter
                                           Chinniss       $   360,000     $ 360,000        18      100%     $ 470,000    $ 1,001,000

ACN Southern Hills        Oskaloosa,       ACN
Partners II, L.P.         Iowa             Partnership      1,339,000       760,000        30        -      1,792,000          - (1)

Hickory Lane              Sioux City,      Lewis F. Weinberg,
Partners, L.P.            Iowa             Weinberg Investments, Inc.
                                           and Sioux Falls
                                           Environmental
                                           Access, Inc.       633,000       252,000        40        -        845,000      1,950,000

Lake Village              Kewanee,         Quad Cities Redevelopment
Apartments, L.P.          Illinois         Resources,
                                           Inc.             2,978,000       429,000        50        -      3,972,000        809,000

Montrose County Estates   Montrose,        Raymond T. Cato, Jr.,
Limited Dividend Housing  Michigan         Christopher R. Cato and
Association, L.P.                          Kenneth
                                           Bradner            553,000             -        32        -        747,000          - (1)

Pierce Street             Sioux City,      Lewis F. Weinberg,
Partners, L.P.            Iowa             Weinberg Investments, Inc.
                                           and Sioux Falls
                                           Environmental
                                           Access, Inc.     1,527,000       580,000        80        -      1,729,000      2,930,000

Red Oaks                  Holly Springs,   Douglas B. Parker and
Estates, L.P.             Mississippi      Billy D. Cobb      245,000       184,000        24      100%       341,000        734,000

School Square,            Albany,          Bradley V.
L.P.                      Minnesota        Larson             286,000       214,000        17       94%       397,000      1,073,000
                                                          ------------   -----------      ----      ----  -----------     ----------
                                                          $ 7,921,000    $2,779,000       291       N/A   $10,293,000     $8,497,000
                                                          ============   ===========      =====     =====  ===========    ==========
(1)      The Housing Complex is under construction at December 31, 2000.

N/A - Not Applicable


                                   -------------------------------------------------------------------------------------
                                                                            Low Income Housing Credits
                                   -----------------------------------------   -----------------------------------------
                                                              Net Income        Credits Allocated to      Year to be
         Partnership Name               Rental Income           (Loss)               Partnership       First Available
----------------------------------------------------------------------------   -----------------------------------------
2nd Fairhaven, LLC                                $ 99,000       $ (30,000)                    99.98%             2000

ACN Southern Hills
Partners II, L.P.                                        -               -                     99.98%             2001

Hickory Lane
Partners, L.P.                                     155,000         (27,000)                    99.98%             2001

Lake Village
Apartments, L.P.                                         -               -                     99.98%             2002

Montrose County Estates Limited
Dividend Housing Association, L.P.                       -               -                     99.98%             2001

Pierce Street
Partners, L.P.                                     375,000          61,000                     99.98%             2001

Red Oaks
Estates, L.P.                                       59,000          (9,000)                    99.98%             2000

School Square, L.P.                                 43,000         (52,000)                    99.98%             2000
                                                -----------      -----------
                                                $  731,000       $ (57,000)
                                                ===========      ===========
(1) The Housing Complex is under construction and has not yet begun operations.

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

(b)  At March 31, 2001, there were 961 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the period from September 3, 1999 (date of inception) to March 31, 2001.

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                          March 31
                                                                                ------------------------------------
                                                                                       2001                2000
                                                                                ---------------     ----------------
ASSETS

Cash and cash equivalents                                                       $      5,103,916    $       4,295,471
Funds held in escrow
  disbursement account                                                                 5,664,138              142,815
Subscriptions and notes
  receivable                                                                             398,750              579,000
Investments in limited
  partnerships, net                                                                    9,482,570            1,284,221
Loans receivable                                                                       1,080,974              154,000
Accrued interest receivable                                                               65,377                4,635
Other assets                                                                                 188                  810
                                                                                  ---------------     ----------------
                                                                                $     21,795,913    $       6,460,952
                                                                                  ===============     ================
LIABILITIES

Due to limited partnerships                                                     $      5,142,481    $         502,601
Accrued fees and expenses due to
  general partner and affiliates                                                         112,886              145,659
                                                                                  ---------------     ----------------
                                                                                       5,255,367              648,260
                                                                                  ---------------     ----------------
PARTNERS' EQUITY                                                                      16,540,546            5,812,692
                                                                                  ---------------     ----------------
                                                                                $     21,795,913    $       6,460,952
                                                                                  ===============     ================

Selected results of operations, cash flows, and other information for the Partnership is as follows for the year ended March 31, 2001 and the period from September-3, 1999 (date operations commenced) to March 31, 2000:

                                                                                                   For The
                                                                            For The               Period From
                                                                           Year Ended            September-13, 1999
                                                                            March-31                to March 31
                                                                       --------------------    -----------------------
                                                                              2001                      2000
                                                                       --------------------    -----------------------
Income from operations                                               $             233,508 $                   27,702
Equity in losses of limited
  partnerships                                                                     (90,404)                         -
                                                                       --------------------    -----------------------

Net income                                                           $             143,104 $                   27,702
                                                                       ====================    =======================
Net income allocated to:

  General partner                                                    $                 143 $                       28
                                                                       ====================    =======================
   Limited partners                                                  $             142,961 $                   27,674
                                                                       ====================    =======================
Net income  per limited partner
  unit                                                               $               10.13 $                     5.73
                                                                       ====================    =======================
Outstanding weighted limited
  partner units                                                                     14,110                      4,831
                                                                       ====================    =======================

                                                                                                   For The
                                                                            For The               Period From
                                                                           Year Ended            September-13, 1999
                                                                            March-31                to March 31
                                                                       --------------------    -----------------------
                                                                              2001                      2000
                                                                       --------------------    -----------------------
Net cash provided by (used in):
  Operating activities                                               $             304,387   $                 27,424
  Investing activities                                                         (10,183,597)                (1,037,023)
  Financing activities                                                          10,687,655                  5,305,070
                                                                       --------------------    -----------------------
Net change in cash and cash
  equivalents                                                                      808,445                  4,295,471

Cash and cash equivalents,
  beginning of period                                                            4,295,471                          -
                                                                       --------------------    -----------------------
Cash and cash equivalents, end
  of period                                                          $           5,103,916   $              4,295,471
                                                                       ====================    =======================
Low Income Housing Credit per Unit was as follows for the period ended December 31:

                                                                                   2000                1999
                                                                              ---------------    -----------------
 Federal                                                                    $              5   $                -
 State                                                                                     -                    -
                                                                              ---------------    -----------------

 Total                                                                      $              5   $                -
                                                                              ===============    =================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $5,104,000 in cash, $5,664,000 in cash in escrow, $399,000 in subscriptions receivable, aggregate investments in the eight Local Limited Partnerships of $9,483,000 and $1,081,000 in loans receivable. Liabilities at March 31, 2001 primarily consisted of $5,142,000 due to limited partnerships, and $113,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on September 3, 1999. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the period ended March 31, 2000 was principally composed of interest income, offset by amortization and other operating expenses. Net income of $143,000 for the year ended March 31, 2001 was principally composed of interest income of $343,000 offset by operating expenses of $(110,000) and equity in losses of $(90,000).

The two periods are not comparable as minimal operations occurred during the period ended March 31, 2000.

As of March 31, 2001, five of the Local Limited Partnerships were under construction or undergoing rehabilitation. During the year ended March 31, 2001, six Housing Complexes owned by six Local Limited Partnerships were acquired, two of which were operating at the time of acquisition.

Cash Flows

Cash flows provided by operating activities for the year ended March 31, 2001 included interest income from cash investments offset by miscellaneous costs of operations. For the year ended March 31, 2001, cash flows used in investing activities substantially consisted of capital contributions paid to Local
Limited Partnerships of $2,636,000, capitalized acquisition fees and costs of $1,053,000, net transfers to escrow of $5,521,000 and loans advanced in the form of property deposits totaling $927,000. Cash flows provided by financing activities for the year ended March-31, 2001 totaling $10,688,000 principally consisted of capital contributions from sale of units of $12,266,000 offset by offering costs of $1,578,000.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2001 and for the period September 3, 1999 (date operations commenced) through March 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 6% and 0% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended March 31, 2001 and the period September 3, 1999 (date operations commenced) through March-31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                              /S/ BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP
Orange County, California
August 23, 2001

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                             March 31, 2001 and 2000

                                                                                          2001             2000
                                                                                       -------------    -------------
ASSETS

Cash and cash equivalents                                                            $    5,103,916   $    4,295,471
Funds held in escrow disbursement account                                                 5,664,138          142,815
Subscriptions and notes receivable (Note 8)                                                 398,750          579,000
Investments in limited partnerships (Note 3)                                              9,482,570        1,284,221
Loans receivable (Note 2)                                                                 1,080,974          154,000
Accrued interest receivable                                                                  65,377            4,635
Other assets                                                                                    188              810
                                                                                       -------------    -------------
                                                                                     $   21,795,913   $    6,460,952
                                                                                       =============    =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 6)                                              $    5,142,481   $      502,601
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                                        112,886          145,659
                                                                                       -------------    ------------
     Total liabilities                                                                    5,255,367          648,260
                                                                                       -------------    -------------
Commitments and contingencies (Note 9)

Partners' equity (deficit) (Note 8)
   General partner                                                                           (1,424)            (301)
   Limited partners (25,000 units authorized, 18,850 and
     7,147 units outstanding at March 31, 2001 and 2000, respectively)                   16,541,970        5,812,993
                                                                                       -------------    -------------
     Total partners' equity                                                              16,540,546        5,812,692
                                                                                       -------------    -------------

                                                                                     $   21,795,913   $    6,460,952
                                                                                       =============    =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS




                                                                                                    For The Period
                                                                                                   September 3, 1999
                                                                                                   (Date Operations
                                                                               For The Year          Commenced)
                                                                              Ended March-31       through March-31
                                                                            -------------------   -------------------
                                                                                   2001                  2000
                                                                            -------------------   --------------------
Interest income                                                           $            343,152  $              36,456
                                                                            -------------------   --------------------
Operating expenses:
   Amortization (Notes 3 and 4)                                                         40,617                  4,398
   Asset management fees (Note 4)                                                       34,573                    424
   Other                                                                                34,454                  3,932
                                                                            -------------------   --------------------
    Total operating expenses                                                           109,644                  8,754
                                                                            -------------------   --------------------
Income (loss) from operations                                                          233,508                 27,702

Equity in losses of limited
  partnerships (Note 3)                                                                (90,404)                     -
                                                                            -------------------   --------------------
Net income                                                                $            143,104  $              27,702
                                                                            ===================   ====================
Net income allocated to:
   General partner                                                        $                143  $                  28
                                                                            ===================   ====================
   Limited partners                                                       $            142,961  $              27,674
                                                                            ===================   ====================
Net income per limited partner unit                                       $              10.13  $                5.73
                                                                            ===================   ====================
Outstanding weighted limited partner units                                              14,110                  4,831
                                                                            ===================   ====================
                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                      For The Year Ended March 31, 2001 and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

                                                               General            Limited
                                                               Partner            Partners               Total
                                                            ---------------    ---------------     ---------------
Contribution from General Partner and initial
   limited partner on September 3, 1999                   $            100   $          1,000    $          1,100

Sale of limited partnership units, net of
   discounts of $7,225                                                   -          7,139,775           7,139,775

Sale of limited partnership units issued for
   promissory notes receivable (Note 8)                                  -           (434,000)           (434,000)

Offering expenses                                                     (429)          (921,456)           (921,885)

Net income                                                              28             27,674              27,702
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                          (301)         5,812,993           5,812,692

Sale of limited partnership units, net of
   discounts of $14,030                                                  -         11,688,970          11,688,970

Collection of promissory notes receivable, net
   (Note 8)                                                              -            397,000             397,000

Offering expenses                                                   (1,266)        (1,498,954)         (1,500,220)

Withdrawal of initial limited partner                                    -             (1,000)             (1,000)

Net income                                                             143            142,961             143,104
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001              $         (1,424) $      16,541,970    $     16,540,546
                                                            ===============    ===============     ===============
                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                                    For The Period
                                                                                                   September 3, 1999
                                                                                                   (Date Operations
                                                                               For The Year          Commenced)
                                                                              Ended March-31       through  March-31
                                                                            -------------------   -------------------
                                                                                   2001                  2000
                                                                            -------------------   --------------------

Cash flows from operating activities:
   Net income                                                             $            143,104  $              27,702
   Adjustments to reconcile net income to
     net cash provided by operating activities:
    Amortization                                                                        40,617                  4,398
    Equity in losses of limited partnerships                                            90,404                      -
    Change in interest receivable                                                      (60,742)                (4,635)
    Change in other assets                                                                 622                   (810)
    Change in accrued fees and expenses due
      to general partner and affiliates                                                 90,382                    769
                                                                            -------------------   --------------------
Net cash provided by operating
  activities                                                                           304,387                 27,424
                                                                            -------------------   --------------------
Cash flows from investing activities:
   Investments in limited partnerships, net                                         (2,636,220)              (142,788)
   Funds held in escrow disbursement account, net                                   (5,521,323)              (142,815)
   Accrued and unpaid acquisition fees and advances
    due to affiliate of general partner                                                (45,810)                     -
   Loans receivable                                                                   (926,974)              (154,000)
   Capitalized acquisition costs and fees                                           (1,053,270)              (597,420)
                                                                            -------------------   --------------------
Net cash used in investing activities                                              (10,183,597)            (1,037,023)
                                                                            -------------------   --------------------
Cash flows from financing activities:
   Capital contributions                                                            12,266,220              6,127,875
   Offering expenses                                                                (1,577,565)              (822,805)
   Withdrawal of initial limited partner                                                (1,000)                     -
                                                                            -------------------   --------------------
Net cash provided by financing activities                                           10,687,655              5,305,070
                                                                            -------------------   --------------------
Net increase in cash and cash
  equivalents                                                                          808,445              4,295,471

Cash and cash equivalents, beginning of period                                       4,295,471                      -
                                                                            -------------------   --------------------
Cash and cash equivalents, end of period                                  $          5,103,916  $           4,295,471
                                                                            ===================   ====================
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                                             $                800  $                 800
                                                                            ===================   ====================
   Interest paid                                                          $              4,295  $                   -
                                                                            ===================   ====================
                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the "Partnership"), was formed on June 16, 1997 under the laws of the state of California, and commenced operations on September 3, 1999, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed on July 16, 1999. Prior to September 3, 1999, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2001, 18,850 Units, representing subscriptions in the amount of $18,828,745, net of discount of $45 for volume purchases and $21,210 for dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and 4).

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,422,105 and $921,885 as of March 31, 2001 and 2000, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had cash equivalents of approximately $2,100,000 and $3,800,000, respectively.

Concentration of Credit Risk
----------------------------
At March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income Per Limited Partner Unit
-----------------------------------
Net income per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassification
----------------
Certain prior year balances have been reclassified to conform to the 2001 presentation.

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2001, loans receivable were due from five different Local Limited Partnerships. As of August 23, 2001, the Partnership had invested in one of these Local Limited Partnerships to which it had loaned $150,000 at March 31, 2001 (see Note 9).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of March 31, 2001, the Partnership has acquired limited partnership interests in 8 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 291 apartment units. As of March 31, 2001 construction or rehabilitation of five of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2001, are approximately $7,240,000 greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 4).

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                                 For The Period
                                                                                                September 3, 1999
                                                                                                (Date Operations
                                                                             For The Year         Commenced)
                                                                             Ended March 31      through March 31
                                                                         --------------------   --------------------
                                                                                2001                   2000
                                                                         --------------------   --------------------
Investments per balance sheet, beginning of period                     $           1,284,221  $                   -
Capital contributions paid, net                                                    2,205,074                142,788
Capital contributions payable                                                      5,071,026                502,601
Capitalized acquisition fees and costs                                             1,053,270                643,230
Equity in losses of Limited Partnerships                                             (90,404)                     -
Amortization of paid acquisition fees and costs                                      (40,617)                (4,398)
                                                                         --------------------   --------------------
Investments in limited partnerships, end of period                     $           9,482,570  $           1,284,221
                                                                         ====================   ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The financial information from the individual financial statements of the Limited Partnerships include rental and interest subsidies. As no Local Limited Partnerships were acquired as of December 31, 1999, no combined condensed information is presented for that period. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of and for the year ended December 31, 2000 is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                                   2000
                                                                                         -------------------
ASSETS

Buildings and improvements (net of accumulated depreciation
   of $159,000)                                                                              $          7,774,000
Land                                                                                                      989,000
Construction in progress                                                                                  276,000
Other assets                                                                                            2,186,000
                                                                                               -------------------
                                                                                             $         11,225,000
                                                                                               ===================
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                                      $          8,497,000
Other liabilities (including payables to affiliates of
   $132,000)                                                                                              307,000
                                                                                               -------------------
                                                                                                        8,804,000
                                                                                               -------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 7                                                          2,243,000
Other partners                                                                                            178,000
                                                                                               -------------------
                                                                                                        2,421,000
                                                                                               -------------------
                                                                                             $         11,225,000
                                                                                               ===================


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS






                                                                                                      2000
                                                                                               -------------------


Revenues                                                                                     $            867,000
                                                                                               -------------------
Expenses:
    Operating expenses                                                                                    398,000
    Interest expense                                                                                      372,000
    Depreciation and amortization                                                                         154,000
                                                                                               -------------------
Total expenses                                                                                            924,000
                                                                                               -------------------
Net income(loss)                                                                             $            (57,000)
                                                                                               ===================
Net income (loss) allocable to the Partnership                                               $            (56,000)
                                                                                               ===================
Net income (loss) recorded by the Partnership                                                $            (90,000)
                                                                                               ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2001 and 2000, the Partnership incurred acquisition fees of $1,319,500 and $500,290. Accumulated amortization of these capitalized costs was $34,881 and $3,420 as of March 31, 2001 and 2000, respectively.

     Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of March 31, 2001 and 2000, the Partnership incurred acquisition costs of $377,000 and $142,940, which have been included in investments in limited partnerships. Accumulated amortization was $10,134 and $978 as of March 31, 2001 and 2000, respectively.

     An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $34,573 and $424 were incurred during the years ended March 31, 2001 and 2000, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                            March 31
                                                                                 ----------------------------------
                                                                                      2001               2000
                                                                                 ---------------    ---------------
Acquisition fees payable                                                       $              -   $         35,630
Acquisition expenses payable                                                                  -             10,180
Organizational, offering and selling costs payable                                       21,735             99,080
Asset management fee payable                                                             24,715                424
Reimbursements for expenses paid by the General Partner or an affiliate                       -                345
Interest payable to Local Limited Partnerships                                           66,436                  -
                                                                                 ---------------    ---------------
Total                                                                          $        112,886   $        145,659
                                                                                 ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2001
               ----
Income                                $         66,000    $         86,000   $         79,000    $       112,000

Operating expenses                             (14,000)            (27,000)           (39,000)           (30,000)

Equity in income (losses) of
     limited partnerships                      (37,000)            (83,000)           (84,000)           114,000
                                        ---------------     ---------------    ---------------     ---------------
Net income (loss)                     $         15,000    $        (24,000)$          (44,000)  $        196,000
                                        ===============     ===============    ===============     ===============
Income (loss) available to
     limited partner                  $         15,000    $        (24,000)$          (44,000)  $        196,000
                                        ===============     ===============    ===============     ===============
Earnings (loss) per limited
     partnership unit                 $              1    $             (2)$               (2)  $             10
                                        ===============     ===============    ===============     ===============

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). Subsequent to March 31, 2001 and through August 23, 2001, the Partnership disbursed $1,224,323 relating to the payables to limited partnerships reflected at March 31, 2001.

NOTE 7 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------
As of March 2000, the Partnership had received subscriptions for 7,147 units which included subscriptions receivable of $584,000 and promissory notes of $434,000. Limited Partners who subscribed for ten or more units of Local Limited Partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Subscriptions and notes receivable collected subsequent to year-end are recorded as a capital contribution and an asset in the accompanying financial statements. Any unpaid balance is reflected as a reduction of partners' equity in the accompanying financial statements.

From April 1, 2000 through October 31, 2000, the date of closing the fund, the Partnership received subscriptions for an additional 11,703 Units, for which it has received net cash totaling $11,688,970. Notes receivable totaling $435,750 were outstanding as of March 31, 2001 of which $398,750 were collected subsequent to year end and prior to the issuance of these financial statements. The balance of $37,000 has not been reflected as a receivable on the accompanying financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Subsequent to March 31, 2001 and through August 23, 2001, the Partnership acquired three additional Local Limited Partnership interests which required capital contributions of $3,058,653, of which $150,000 had been advanced as of March 31, 2001. Of this amount, $519,631 has been contributed subsequent to March 31, 2001 and prior to the issuance of these financial statements.

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2001 and 2000 approximately $2,422,105 and $921,885 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,291,105 was paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2001 and 2000 the aggregate amount of acquisition fees paid or accrued was approximately $1,320,000 and $500,000, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2001 and 2000, the aggregate amount of acquisition fees paid or accrued was approximately $377,000 and $143,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $35,000 and $400 were incurred for the year ended March 31, 2001 and the period September 3, 1999 (date of operations commenced) through March 31, 2000, of which approximately $10,000 and $0 was paid during the respective period.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $35,500 and $3,600 during the year ended March 31, 2001 and the period September 3, 1999 (date operations commenced) through March 31, 2000, respectively, expended by such persons on behalf of the Partnership.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December-31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits. No Low Income Housing Credits were allocated for the period ended December 31, 1999. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2001 or during the period September 3, 1999 (date operations commenced) through March 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     --------------------------------
     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------
     The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial statements included in Part II hereof:
       ------------------------------------------------
       Report of Independent Certified Public Accountants Independent Auditors' Report Balance Sheets, March 31, 2001 and 2000 Statements of Operations for the year ended March 31, 2001 and the period September 3, 1999 (Date Operations Commenced) through March-31, 2000 Statements of Partners' Equity (Deficit) for the year ended March 31, 2001 and the period September 3, 1999 (Date Operations Commenced) through March 31, 2000 Statements of Cash Flows for the year ended March 31, 2001 and the period September 3, 1999 (Date Operations Commenced) through March-31, 2000 Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:
       ---------------------------------------------------------
       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       --------------------
1. A Form 8-K dated October 2, 2000 was filed on October 11, 2000 reporting the acquisition of a Local Limited Partnership Interest under Item 2. No financial statements were included.

2. A Form 8-K/A was filed on December 18, 2000 amending the Form 8-K filed on October 11, 2000. Pro forma financial information respecting the acquisition was included.

3. A Form 8-K dated December 18, 2000 was filed on January 2, 2001 reporting the acquisition of a Local Limited Partnership Interest under Item 2. No financial statements were included.

4.     A Form  8-K/A was filed on March 5, 2001  amending  the Form 8-K filed on
       January  2,  2001.  Pro  forma  financial   information   respecting  the
       acquisition was included.

5. A Form 8-K dated April 16, 2001 was filed on April 27, 2001 reporting the acquisition of a Local Limited Partnership Interest under Item 2. No financial statements were included.

6.     A Form  8-K/A was filed on July 2,  2001  amending  the Form 8-K filed on
       April  27,  2001.  Pro  forma   financial   information   respecting  the
       acquisition was included.

(c)    Exhibits.
       ---------

3.1 First Amended and Restated Agreement of Limited Partnership dated as of April 1, 1999 included as Exhibit B to the Registration Statement filed on April 16, 1999, is hereby incorporated herein as Exhibit 3.1.

10.1 Amended and Restated Limited Partnership Agreement of School Square Limited Partnership filed as exhibit 10.1 to the current report on Form 8-K dated February 9, 2000, is herein incorporated by reference as
       Exhibit 10.1.

10.2 Second Amended and Restated Operating Agreement of 2nd Fairhaven, L.L.C. filed as Exhibit 10.2 to the current report on Form 8-K dated January 25, 2000, is herein incorporated by reference as Exhibit 10.2.

10.3 Amended and Restated agreement of Red Oaks, L.P. filed as exhibit 10.5 to Post Effective Amendment No 3 to Form S-11 dated September 20,2000, is herein incorporated by reference as exhibit 10.3.

10.4 Third Amended and Restated Agreement of Limited Partnership of Hickory Lane Partners Limited Partnership filed as exhibit 10.6 to Post Effective Amendment No 3 to Form S-11 filed on September 20,2000, is herein incorporated by reference as exhibit 10.4

10.5 Second Amended and Restated agreement of Limited Partnership of Pierce Street Partners Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 25, 2000, is herein incorporated by reference as Exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Lake Village Apartments L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated December 18, 2000, is herein incorporated by reference as Exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of United Development Limited Partnership 2000 filed as Exhibit 10.1 to the current report on Form 8-K dated April 16, 2001, is herein incorporated by reference as Exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of ACN Southern Hills II, L.P. filed as Exhibit 10.10 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Montrose Country Estates Limited Dividend Housing Association, a Michigan limited partnership, filed as Exhibit 10.9 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 10.9


(d)    Financial  statement  schedules follow, as set forth in subsection (a)(2)
       --------------------------------------
       hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


The audits referred to in our report dated August 23, 2001, relating to the 2001 and 2000 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                            /s/ BDO SEIDMAN, LLP
                                                BDO SEIDMAN, LLP
Orange County, California
August 23, 2001

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                 Federalsburg,
                                   Maryland              $  360,000      $ 360,000  $ 1,001,000  $ 1,245,000  $ 49,000  $  1,196,000

ACN Southern Hills                 Oskaloosa,
Partners II, L.P.                  Oklahoma               1,339,000        760,000         - (1)        - (1)     - (1)        - (1)

Hickory Lane                       Sioux City,
Partners, L.P.                     Iowa                     633,000        252,000    1,950,000    1,848,000    17,000     1,831,000

Lake Village                       Kewanee,
Apartments, L.P.                   Illinois               2,978,000        429,000      809,000      809,000      - (1)      809,000

Montrose County                    Montrose,
Estates Limited                    Michigan
Dividend Housing
Association, L.P.                                           553,000               -        - (1)        - (1)     - (1)        - (1)

Pierce Street                      Sioux City,
Partners, L.P.                     Iowa                   1,527,000        580,000    2,930,000    2,990,000    32,000     2,958,000

Red Oaks                           Holly Springs,
Estates, L.P.                      Mississippi              245,000        184,000      734,000    1,016,000    17,000       999,000

School Square, L.P.                Albany,
                                   Minnesota                286,000        214,000    1,073,000    1,290,000    44,000     1,246,000
                                                        ------------   -----------  -----------  ----------- ----------  -----------
                                                        $ 7,921,000    $ 2,779,000  $ 8,497,000  $ 9,198,000 $ 159,000   $ 9,039,000
                                                        ============   ===========  ===========  ===========  =========  ===========
(1) The Housing Complex was under construction at December 31, 2000.


WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                  -------------------------------------------------------------------------------------
        Partnership Name             Rental      Net Income      Year         Status         Estimated     Estimated
                                                              Investment                    Useful Life    Completion
                                     Income        (Loss)      Acquired                       (Years)         Date
-----------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                    $ 99,000     $ (30,000)        2000       Completed              40         1999

ACN Southern Hills Partners II,                                                     Under
L.P.                                         -              -        2000    Construction               -         2001

Hickory Lane                                                                        Under
Partners, L.P.                                                              Construction/
                                       155,000       (27,000)        2000  Rehabilitation              40         2001

Lake Village                                                                        Under
Apartments, L.P.                             -              -        2000    Construction               -         2001

Montrose County Estates Limited
Dividend Housing Association,                                                       Under
L.P.                                         -              -        2001    Construction               -         2001

Pierce Street                                                                       Under
Partners, L.P.                                                              Construction/
                                       375,000         61,000        2000  Rehabilitation              40         2001

Red Oaks
Estates, L.P.                           59,000        (9,000)        2000       Completed            27.5         2000

School Square, L.P.                     43,000       (52,000)        2000       Completed            27.5         2000
                                     ---------     ----------
                                     $ 731,000     $ (57,000)
                                     =========     ==========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                 Federalsburg,
                                   Mary                $   360,000       $        -            (1)           (1)        (1)      (1)
School Square Ltd.
Partnership                        Albany,
                                   Minnesota               285,000          142,000            (1)           (1)        (1)      (1)
                                                       -----------       -----------        -------       -------    -------  ------
                                                       $   645,000       $  142,000         $  (1)        $  (1)     $  (1)   $  (1)
                                                       ===========       ===========        ========      =======    =======  ======

(1) The Housing Complex was under construction at December 31, 1999.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 1999
                                  -------------------------------------------------------------------------------------
        Partnership Name             Rental      Net Income      Year         Status         Estimated     Estimated
                                                              Investment                    Useful Life    Completion
                                     Income        (Loss)      Acquired                       (Years)         Date
-----------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                         (1)            (1)        2000       Completed              40            -

                                                                                    Under
School Square Ltd. Partnership             (1)            (1)        2000    Construction               -         2001



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr.     President - Chief Operating Officer of
WNC & Associates, Inc.

Date: September 12, 2001




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha    Vice-President - Chief Financial Officer of
WNC & Associates, Inc.

Date: September 12, 2001





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date: September 12, 2001




By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr.        Director of WNC & Associates, Inc.

Date: September 12, 2001




By:  /s/ David N. Shafer
     -------------------
David N Shafer             Director of WNC & Associates, Inc.

Date: September 12, 2001