Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2001-09-28
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7


                              California 33-0761517

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
Yes     X     No
    ---------     ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2001



PART I. FINANCIAL INFORMATION


      Item 1. Financial Statements

             Balance Sheets
                June 30, 2001 and March 31, 2001 .............................3

             Statements of Operations
                For the three months ended June 30, 2001 and 2000.............4

             Statement of Partners' Equity (Deficit)
                For the three months ended June 30, 2001......................5

             Statement of Cash Flows
                For the three months ended June 30, 2001 and 2000.............6

             Notes to Financial Statements....................................7

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................14

      Item 3. Quantitative and Qualitative Disclosures About Market Risks....15

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings..............................................15

      Item 6. Exhibits and Reports on Form 8-K...............................15

      Signatures.............................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                 See accompanying notes to financial statements



                                                                     June 30, 2001                 March 31, 2001
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
                                                       ASSETS

Cash and cash equivalents                                     $               4,836,777      $              5,103,916
Funds held in escrow disbursement accounts                                    2,871,361                     5,664,138
Subscription and notes receivable (Note 5)                                      282,250                       398,750
Investments in limited partnerships (Note 3)                                 12,193,216                     9,482,570
Loans receivable (Note 2)                                                     1,080,974                     1,080,974
Accrued interest receivable and other assets                                     65,267                        65,565
                                                                 -----------------------        ----------------------

                                                              $              21,329,845      $             21,795,913
                                                                 =======================        ======================


                                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Due to limited partnerships                                $               4,646,604      $              5,142,481
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           129,018                       112,886
                                                                 -----------------------        ----------------------

Total liabilities                                                             4,775,622                     5,255,367
                                                                 -----------------------        ----------------------

Commitments and contingencies (Note 7) Partners' equity (deficit) (Note 5):
   General Partner                                                               (1,447)                        (1,424)
   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at June 30,  and
      March 31, 2001)                                                        16,555,670                    16,541,970
                                                                 -----------------------        ----------------------

Total partners' equity                                                       16,554,223                    16,540,546
                                                                 -----------------------        ----------------------

                                                              $              21,329,845      $             21,795,913
                                                                 =======================        ======================

                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                                   2001                  2000
                                                               Three Months          Three months
                                                             -----------------     ------------------

Interest income                                            $           50,288    $           66,709
                                                             -----------------     ------------------

Operating expenses:
     Amortization (Note 3)                                             14,229                 5,362
     Asset management fees (Note 4)                                    10,557                 1,744
     Other                                                              8,128                 7,190
                                                             -----------------     ------------------

       Total operating expenses                                        32,914                14,296
                                                             -----------------     ------------------

Income from operations                                                 17,374                52,413
                                                             -----------------     ------------------

Equity in losses of limited partnerships (Note 3)                    (33,557)               (37,176)
                                                             -----------------     ------------------

Net income (loss)                                          $         (16,183)    $           15,237
                                                             =================     ==================

Net income (loss) allocated to:
     General Partner                                       $             (16)    $              152
                                                             =================     ==================

     Limited Partners                                      $         (16,167)    $           15,085
                                                             =================     ==================

Net income (loss) per limited partnership unit             $              (1)    $                1
                                                             =================     ==================

Outstanding weighted average limited partner units                     18,166                 13,180
                                                             =================     ==================


                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)



                                 General Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2001      $         (1,424)    $     16,541,970     $       16,540,546

Sale of limited partnership units issued for
   promissory notes receivable                                   -               37,000                 37,000

Offering expenses                                               (7)              (7,133)                (7,140)

Net loss                                                       (16)             (16,167)               (16,183)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at June 30, 2001       $         (1,447)          16,555,670             16,554,223
                                                    ================     ================     ==================

                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                For the Three months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                     2001                     2000
                                                                     ----                     ----
Cash flows from operating activities:

   Net (loss) income                                        $           (16,183)     $            15,237
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization                                                        14,229                   5,362
      Equity in losses of limited partnerships                            33,557                  37,176
      Change in accrued interest receivable                                  298                  (5,607)
      Change in accrued fees and expenses due to
       General Partner and affiliates                                     16,132                   1,399
                                                               ------------------       -----------------

Net cash provided by operating activities                                 48,033                  53,567
                                                               ------------------       -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                           (3,254,309)               (482,417)
   Funds held in escrow disbursement account                           2,792,777                       29
   Capitalized acquisition costs and fees                                       -                 (1,005)
                                                               ------------------       -----------------

Net cash used in investing activities                                   (461,532)               (483,422)
                                                               ------------------ ----- -----------------

Cash flows from financing activities:
   Capital contributions                                                 153,500                3,316,285
   Offering expenses                                                     (7,140)                (252,584)
                                                               ------------------       -----------------

Net cash provided by financing activities                                146,360                3,063,701
                                                               ------------------ ----- -----------------

Net increase (decrease) in cash and cash equivalents                   (267,139)                2,633,875
                                                               ------------------ ----- -----------------

Cash and cash equivalents, beginning of period                         5,103,916                4,295,471
                                                               ------------------ ----- -----------------

Cash and cash equivalents, end of period                    $          4,836,777     $          6,929,346
                                                               ================== ===== =================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Taxes paid                                            $                800     $               800
                                                               ================== ===== =================

                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC & Associates,  Inc. (the "General Partner").  Wilfred
N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 66.8% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC & Associates, Inc. Wilfred N. Cooper, Jr., President of WNC & Associates, Inc., owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through WNC & Associates, Inc., as the Partnership has no employees of its own. The Partnership shall continue in full force and effect until December 31, 2060, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 31, 2001, 18,850 Units representing subscriptions in the amount of $18,828,745 had been sold, net of volume discounts of $45 and $21,210 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership will adjust its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment and amortized over 30 years (see Note
3).

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 and $2,422,105 as of June 30, 2001 and March 31, 2001, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2001 and March 31, 2001 the Partnership had cash equivalents of $2,147,000 and $2,128,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughtout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At June 30, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At June 30, 2001, loans receivable were due from five different Local Limited Partnerships. As of September 18, 2001, the Partnership has invested in one of these Local Limited Partnerships to which it had a loan outstanding of $150,000 at June 30, 2001 (see note 7).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2001 and March 31, 2001, the Partnership has acquired limited partnership interests in ten and eight Local Limited Partnerships, respectively. Each Local Limited Partnership owns one Housing Complex consisting of an aggregate of 362 and 291 apartment units, respectively. As of June 30, 2001 construction or rehabilitation of five of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2001, no investment accounts in Local Limited Partnerships has reached zero.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Three months
                                                                      Ended                 For the Year Ended
                                                                  June 30, 2001               March 31, 2001
                                                              -----------------------   ----------------------------

  Investment per balance sheet, beginning of period         $             9,482,570   $                  1,284,221
  Capital contributions paid, net                                         3,254,309                      2,205,074
  Capital contributions payable                                           (495,877)                      5,071,026
  Capitalized acquisition fees and costs                                          -                      1,053,270
  Equity in losses of limited partnerships                                  (33,557)                      (90,404)
  Amortization of capitalized
    acquisition fees and costs                                              (14,229)                       (40,617)
                                                              -----------------------   ----------------------------

  Investment per balance sheet, end of period               $             12,193,216  $                  9,482,570
                                                              =======================   ============================

Selected financial information for the three months ended June 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2001                   2000
                                                                 -------------------    ------------------

         Revenue                                               $           371,000    $           45,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                                177,000                15,000
           Depreciation                                                     52,000                28,000
           Operating expenses                                              175,000                39,000
                                                                 -------------------    ------------------
             Total expenses                                                404,000                82,000
                                                                 -------------------
                                                                                        ------------------
         Net loss                                              $           (33,000)   $          (37,000)
                                                                 ===================    ==================
         Net loss allocable to the
              Partnership                                      $           (33,000)   $          (37,000)
                                                                 ===================    ==================
         Net loss recorded by the
              Partnership                                      $           (33,000)   $          (37,000)
                                                                 ===================    ==================


NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

   (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2001 and March 31, 2001, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $45,878 and $34,881 as of June 30, 2001 and March 31, 2001, respectively.

   (b) Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2001 and March 31, 2001, the Partnership incurred acquisition costs of $377,000. Accumulated amortization were $13,366 and $10,134 as of June 30, 2001 and March 31, 2001, respectively.

   (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $10,557 were incurred during the three months ended June 30, 2001.

    (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                          June 30, 2001           March 31, 2001
                                                                     ------------------------  ---------------------
Interest payable to Local Limited Partnerships                     $                  67,743 $               66,436
Organizational, offering and selling costs payable                                    22,225                 21,735
Asset management fee payable                                                          31,722                 24,715
Reimbursement for expenses paid by the General Partner or
  an affiliate                                                                         7,328                      -
                                                                     ------------------------  ---------------------

                                                                   $                 129,018 $              112,886
                                                                     ========================  =====================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements.

NOTE 5 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of June 30, 2001, the Partnership had received subscriptions for 18,850 units which included promissory notes of $282,250, of which $282,250 of the promissory notes were collected after June 30, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $0. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Subsequent to June 30, 2001 and through September 26, 2001, the Partnership acquired one additional Local Limited Partnership interests, which required capital contributions of $300,271. Of this amount, $135,287 has been contributed subsequent to June 30, 2001 and prior to the issuance of these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $4,837,000 in cash and cash equivalents, $2,871,000 in cash in escrow, aggregate investments in the ten Local Limited Partnerships of $12,193,000 and $1,081,000 in loans receivable. Liabilities at June 30, 2001 primarily consisted of $4,647,000 due to limited partnerships, $61,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $67,000 in interest payable.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(16,000), reflecting an increase in loss of $(30,000) from the $15,000 net gain experienced for the three months ended June 30, 2000. The increase in net loss was primarily due to a decrease in operation gain of (35,000) from $52,000 to $17,000 for the three months ended June 30, 2000 and 2001, respectively. The operation change due to a decrease of $(16,000) in interest income, from $66,000 to $50,000 for the three months ended June 30, 2000 and 2001, respectively. Also, an increase of $(19,000) in operation expenses from $14,000 to $33,000 for the three months ended June 30, 2000 and 2001, respectively. The change is offset by a decrease in equity in losses of Local Limited Partnerships of $4,000 from $(37,000) to $(33,000) for the three months ended June 30, 2000 and 2001, respectively.

 Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net decreased in cash during the three months ended June 30, 2001 was $267,000 compared to a net increase in cash of $2,634,000 for the three months ended June 30, 2000. The decrease in net cash used is due primarily to $2,917,000 decrease in net cash used in financing activities due to the completion of syndication process.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date: September 26, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 26, 2001