Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2001-12-12
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001


PART I. FINANCIAL INFORMATION


         Item 1. Financial Statements

                  Balance Sheets
                     September 30, 2001 and March 31, 2001 ....................3

                  Statements of Operations
                     For the three and six months ended
                        September 30, 2001 and 2000............................4

                  Statement of Partners' Equity (Deficit)
                     For the six months ended September 30, 2001...............5

                  Statement of Cash Flows
                     For the six months ended September 30, 2001 and 2000......6

                  Notes to Financial Statements................................7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................... 14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.15


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................15

         Item 6.  Exhibits and Reports on Form 8-K............................15

         Signatures...........................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                   September 30, 2001              March 31, 2001
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
                                     ASSETS

Cash and cash equivalents                                     $               4,205,026      $              5,103,916
Funds held in escrow disbursement accounts                                    1,153,966                     5,664,138
Subscription and notes receivable (Note 5)                                            -                       398,750
Investments in limited partnerships (Note 3)                                 12,371,532                     9,482,570
Loans receivable (Note 2)                                                       808,595                     1,080,974
Accrued interest receivable and other assets                                     51,598                        65,565
                                                                 -----------------------        ----------------------

                                                              $              18,590,717      $             21,795,913
                                                                 =======================        ======================


                                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Due to limited partnerships                                $               1,985,635      $              5,142,481
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           153,408                       112,886
                                                                 -----------------------        ----------------------

Total liabilities                                                             2,139,043                     5,255,367
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit) (Note 5):
   General Partner                                                               (1,550)                       (1,424)
   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at September 30,
      and March 31, 2001)                                                    16,453,224                    16,541,970
                                                                 -----------------------        ----------------------

Total partners' equity                                                       16,451,674                    16,540,546
                                                                 -----------------------        ----------------------

                                                              $              18,590,717      $             21,795,913
                                                                 =======================        ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                                       2001                                   2000
                                                      ---------------------------------------   ----------------------------------
                                                        Three months           Six months        Three months        Six months
                                                      -----------------     -----------------   ----------------    --------------

Interest income                                     $           29,097    $          79,385             86,280           152,989
                                                      -----------------     -----------------   ----------------    --------------

Operating expenses:
     Amortization (Note 3)                                      14,229               28,458              8,480            13,842
     Asset management fees (Note 4)                              2,909               13,466              3,000             4,744
     Legal and accounting fees                                   6,456               11,416             13,162            15,015
     Other                                                       3,213                6,381              2,120             7,457
                                                      -----------------     -----------------   ----------------    --------------

       Total operating expenses                                 26,807               59,721             26,762            41,058
                                                      -----------------     -----------------   ----------------    --------------

Income from operations                                           2,290               19,664             59,518           111,931
                                                      -----------------     -----------------   ----------------    --------------

Equity in losses of limited partnerships (Note 3)             (104,839)            (138,396)           (83,638)         (120,814)
                                                      -----------------     -----------------   ----------------    --------------

Net loss                                            $         (102,549)   $        (118,732)           (24,120)           (8,883)
                                                      =================     =================   ================    ==============

Net loss allocated to:
     General Partner                                $             (103)   $            (119)               (24)               (9)
                                                      =================     =================   ================    ==============

     Limited Partners                               $         (102,446)   $        (118,613)           (24,096)           (8,874)
                                                      =================     =================   ================    ==============

Net loss per limited partnership unit               $               (5)   $              (6)                (2)               (1)
                                                      =================     =================   ================    ==============

Outstanding weighted average
   limited partner units                                        18,550               18,550             12,543            10,686
                                                      =================     =================   ================    ==============




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six months Ended September 30, 2001
                                   (unaudited)



                                                        General              Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2001      $         (1,424)    $     16,541,970     $       16,540,546

Sale of limited partnership units issued for
   promissory notes receivable                                   -               37,000                 37,000

Offering expenses                                               (7)              (7,133)                (7,140)

Net loss                                                      (119)            (118,613)              (118,732)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at September 30, 2001  $         (1,550)          16,453,224             16,451,674
                                                    ================     ================     ==================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Six months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                      2001                    2000
                                                                      ----                    ----
Cash flows from operating activities:
   Net loss                                                 $             (118,732)  $             (8,883)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization                                                          28,458                 13,842
      Equity in losses of limited partnerships                             138,396                120,814
      Change in accrued interest receivable                                 13,967                (12,244)
      Change in accrued fees and expenses due to
       General Partner and affiliates                                       40,522                  3,231
                                                                -------------------      -----------------

Net cash provided by operating activities                                  102,611                116,760
                                                                -------------------      -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                             (6,212,662)              (805,811)
   Funds held in escrow disbursement account                             4,510,172             (2,478,577)
   Loans receivable                                                        272,379               (446,000)
   Capitalized acquisition costs and fees                                        -               (520,650)
                                                                -------------------      -----------------

Net cash used in investing activities                                   (1,430,111)            (4,251,038)
                                                                -------------------      -----------------

Cash flows from financing activities:
   Capital contributions                                                   435,750              7,061,820
   Offering expenses                                                        (7,140)              (860,530)
                                                                -------------------      -----------------

Net cash provided by financing activities                                  428,610              6,201,290
                                                                -------------------      -----------------

Net increase (decrease) in cash and cash equivalents                      (898,890)             2,067,012
                                                                -------------------      -----------------

Cash and cash equivalents, beginning of period                           5,103,916              4,295,471
                                                                -------------------      -----------------

Cash and cash equivalents, end of period                    $            4,205,026   $          6,362,483
                                                                ===================      =================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Taxes paid                                            $                  800   $                800
                                                                ===================      =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

Organization
------------

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 31, 2001, 18,850 Units representing subscriptions in the amount of $18,828,745 had been sold, net of volume discounts of $45 and $21,210 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

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

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 and $2,422,105 as of September 30, 2001 and March 31, 2001, respectively.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001 the Partnership had cash equivalents of $2,161,000 and $2,128,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At September 30, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three and six months ended September 30, 2001.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At September 30, 2001, loans receivable were due from four different Local Limited Partnerships.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2001 and March 31, 2001, the Partnership has acquired limited partnership interests in eleven and eight Local Limited Partnerships, respectively. Each Local Limited Partnership owns one Housing Complex consisting of an aggregate of 386 and 291 apartment units, respectively. As of September 30, 2001 construction or rehabilitation of three of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2001, no investment accounts in Local Limited Partnerships has reached zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                For the Six months
                                                                      Ended                 For the Year Ended
                                                                September 30, 2001            March 31, 2001
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, beginning of period   $             9,482,570   $                  1,284,221
  Capital contributions paid, net                                         6,212,662                      2,205,074
  Capital contributions payable                                          (3,156,846)                     5,071,026
  Capitalized acquisition fees and costs                                          -                      1,053,270
  Equity in losses of limited partnerships                                 (138,396)                       (90,404)
  Amortization of capitalized
    acquisition fees and costs                                              (28,458)                       (40,617)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            12,371,532   $                  9,482,570
                                                              =======================   ============================

Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2001                   2000
                                                                 -------------------    ------------------

         Revenue                                               $           837,000    $          191,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                                376,000                64,000
           Depreciation                                                    150,000                64,000
           Operating expenses                                              450,000               184,000
                                                                 -------------------    ------------------
             Total expenses                                                976,000               312,000
                                                                 -------------------
                                                                                        ------------------
         Net loss                                              $          (139,000)   $         (121,000)
                                                                 ===================    ==================
         Net loss allocable to the
              Partnership                                      $          (139,000)   $         (121,000)
                                                                 ===================    ==================
         Net loss recorded by the
              Partnership                                      $          (138,000)   $         (121,000)
                                                                 ===================    ==================

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2001 and March 31, 2001, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $56,875 and $34,881 as of September 30, 2001 and March 31, 2001, respectively.

     (b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2001 and March 31, 2001, the Partnership incurred acquisition costs of $377,000. Accumulated amortization were $16,598 and $10,134 as of September 30, 2001 and March 31, 2001, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $13,466 and $34,573 were incurred during the six months ended September 30, 2001 and the year ended March 31, 2001, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                   September 30, 2001       March 31, 2001
                                                                  ----------------------   ------------------
         Interest payable to Local Limited Partnerships         $               127,799  $            66,436
         Organizational, offering and selling costs payable                       2,613               21,735
         Asset management fee payable                                            18,681               24,715
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                    4,315                    -
                                                                  ----------------------   ------------------
                                                                $               153,408  $           112,886
                                                                  ======================   ==================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements.

NOTE 5 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of September 30, 2001, the Partnership had received subscriptions for 18,850 units which included promissory notes of $282,250, of which $282,250 of the promissory notes were collected before September 30, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $0. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

In October and November 2001, the Partnership made previously committed capital contributions in the amount of $42,778.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the fiscal quarter ended September 30, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $4,205,026 in cash and cash equivalents, $1,153,966 in cash in escrow, aggregate investments in the eleven Local Limited Partnerships of $12,372,000 and $809,000 in loans receivable. Liabilities at September 30, 2001 primarily consisted of $1,986,000 due to limited partnerships, $26,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $128,000 in interest payable.

Results of Operations
---------------------

Three months Ended September 30, 2001 Compared to Three months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(103,000), reflecting an increase in loss of $(79,000) from the $(24,000) net loss for the three months ended September 30, 2000. The increase in net loss was primarily due to a decrease in income from operations of (58,000) from $60,000 to $2,000 for the three months ended September 30, 2000 and 2001, respectively. The decrease in income from operations is caused primarily by the decrease of $(57,000) in interest income, from $86,000 to $29,000 for the three months ended September 30, 2000 and 2001, respectively. Along with the increase in net loss, equity in losses of limited partnerships increased by $(21,000) to $(105,000) from $(84,000) for the three months ended September 30, 2001 and 2000, respectively.

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(119,000), reflecting an increase in loss of $(110,000) from the $(9,000) net loss experienced for the six months ended September 30, 2000. The increase in net loss was primarily due to a decrease in income from operations of (92,000) from $112,000 to $20,000 for the six months ended September 30, 2000 and 2001, respectively. The operation change is due to a decrease of $(74,000) in interest income, from $153,000 to $79,000 for the six months ended September 30, 2000 and 2001, respectively. Also, operating expenses increased by $19,000 to $60,000 from $41,000 for the six months ended September 30, 2001 and 2000, respectively. Along with the increase in net loss, equity in losses of limited partnerships increased by $(17,000) from $(121,000) to $(138,000) for the six months ended September 30, 2000 and 2001, respectively.

 Cash Flows
 ----------

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net decrease in cash during the six months ended September 30, 2001 was $(899,000), compared to a net increase in cash for the six months ended September 30, 2000 of $2,067,000 reflecting a decrease of $(2,966,000). The decrease in net cash used is due primarily to $(5,772,000) decrease in net cash provided by financing activities due to the completion of syndication process. The decrease in cash provided by financing activities was offset by the decrease by $2,821,000 of cash used in investing activities, due to capital contributing to Local Limited Partnerships, and an decrease in cash provided by operating activities by $(14,000) to $103,000 during the six months ended September 30, 2001 from $117,000 for the six months ended September 30, 2000.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

         NOT APPLICABLE


Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

A form 8-K/A was filed on July 2, 2001 amending the form 8-K dated April 16, 2001. Pro forma financial information respecting the acquisition was included.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants



By:   /s/ Wilfred N. Cooper, Jr.


Wilfred N. Cooper
Jr., President - Chief Operating Officer of WNC & Associates, Inc.

Date: December 3, 2001



By:  /s/ Thomas J. Riha


Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 3, 2001