Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2002-03-08
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


                               INDEX TO FORM 10-Q

              For the Three and Nine months Ended December 31, 2001




PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements
     Balance Sheets
       December 31, 2001 and March 31, 2001 ..................................3

     Statements of Operations
       For the three and nine months ended December 31, 2001 and 2000.........4

     Statement of Partners' Equity (Deficit)
       For the nine months ended December 31, 2001............................5

     Statement of Cash Flows
       For the nine months ended December 31, 2001 and 2000...................6

     Notes to Financial Statements............................................7

   Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................................14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks......15


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................15

   Item 6.  Exhibits and Reports on Form 8-K.................................15

   Signatures ...............................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                   December 31, 2001               March 31, 2001
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
                                                       ASSETS

Cash and cash equivalents                                     $               4,381,323      $              5,103,916
Funds held in escrow disbursement accounts                                      616,166                     5,664,138
Subscription and notes receivable (Note 5)                                            -                       398,750
Investments in limited partnerships (Note 3)                                 12,293,014                     9,482,570
Loans receivable (Note 2)                                                       860,778                     1,080,974
Accrued interest receivable and other assets                                     26,827                        65,565
                                                                 -----------------------        ----------------------

                                                              $              18,178,108      $             21,795,913
                                                                 =======================        ======================


                                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Due to limited partnerships                                $               1,719,273      $              5,142,481
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           121,500                       112,886
                                                                 -----------------------        ----------------------

Total liabilities                                                             1,840,773                     5,255,367
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit) (Note 5):
   General Partner                                                               (1,664)                        (1,424)

   Limited Partners (25,000 units authorized and
     18,850 units issued and outstanding at December
     31,  and March 31, 2001)                                                16,338,999                    16,541,970
                                                                 -----------------------        ----------------------

Total partners' equity                                                       16,337,335                    16,540,546
                                                                 -----------------------        ----------------------

                                                              $              18,178,108      $             21,795,913
                                                                 =======================        ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                                       2001                                   2000
                                                      ---------------------------------------   ----------------------------------
                                                        Three months          Nine months        Three months        Nine months
                                                      -----------------     -----------------   ----------------    --------------

Interest income                                     $           23,357    $         102,742              79,266   $      232,255
                                                      -----------------     -----------------   ----------------    --------------

Operating expenses:
     Amortization (Note 3)                                      14,229               42,687              12,546           26,388
     Asset management fees (Note 4)                             12,405               25,871              19,313           24,057
     Legal and accounting fees                                  17,835               29,251               3,464           18,479
     Other                                                      28,938               35,319               3,899           11,356
                                                      -----------------     -----------------   ----------------    --------------

       Total operating expenses                                 73,407              133,128              39,222           80,280
                                                      -----------------     -----------------   ----------------    --------------

Income (loss) from operations                                 (50,050)             (30,386)              40,044          151,975
                                                      -----------------     -----------------   ----------------    --------------

Equity in losses of limited partnerships (Note 3)             (64,289)             (202,685)           (83,620)         (204,434)
                                                      -----------------     -----------------   ----------------    --------------

Net loss                                            $        (114,339)    $       (233,071)  $         (43,576)   $     (52,459)
                                                      =================     =================   ================    ==============

Net loss allocated to:
     General Partner                                $            (114)    $           (233)  $             (43)   $         (52)
                                                      =================     =================   ================    ==============
                                                                                                                  $
     Limited Partners                               $        (114,225)    $       (232,838)            (43,532)         (52,407)
                                                      =================     =================   ================    ==============

Net loss per limited partnership unit               $              (6)    $             (13)                (2)   $          (4)
                                                      =================     =================   ================    ==============

Outstanding weighted average
   limited partner units                                        18,550                18,550             18,166            13,180
                                                      =================     =================   ================    ==============




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine months Ended December 31, 2001
                                   (unaudited)



                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2001      $         (1,424)    $     16,541,970     $       16,540,546

Sale of limited partnership units issued for
   promissory notes receivable                                   -               37,000                 37,000

Offering expenses                                               (7)              (7,133)                (7,140)

Net loss                                                      (233)            (232,838)              (233,071)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at December 31, 2001   $         (1,664)          16,338,999             16,337,335
                                                    ================     ================     ==================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

              For the Nine months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                          2001                   2000
                                                                          ----                   ----
Cash flows from operating activities:
   Net loss                                                 $           (233,071)   $         (52,459)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization                                                        42,687               26,388
      Equity in losses of limited partnerships                           202,685              204,434
      Accrued interest receivable                                         38,738               27,963
      Accrued fees and expenses due to General
       Partner and affiliates                                              8,614              (12,068)
                                                               -------------------      ---------------

Net cash provided by operating activities                                 59,653              194,258
                                                               -------------------      ---------------

Cash flows from investing activities:
   Investments in limited partnerships, net                           (6,479,024)          (1,776,220)
   Funds held in escrow disbursement account                           5,047,972           (6,045,342)
   Loans receivable                                                      220,196             (926,974)
   Capitalized acquisition costs and fees                                      -           (1,099,080)
                                                               -------------------      ---------------

Net cash used in investing activities                                 (1,210,856)          (9,847,616)
                                                               -------------------      ---------------

Cash flows from financing activities:
   Capital contributions                                                 435,750           11,801,920
   Offering expenses                                                      (7,140)          (1,546,485)
                                                               -------------------      ---------------

Net cash provided by financing activities                                428,610           10,255,435
                                                               -------------------      ---------------

Net (decrease) increase in cash and cash equivalents                    (722,593)             602,077
                                                               -------------------      ---------------

Cash and cash equivalents, beginning of period                         5,103,916            4,295,471
                                                               -------------------      ---------------

Cash and cash equivalents, end of period                    $          4,381,323     $      4,897,548
                                                               ===================      ===============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Taxes paid                                            $                800     $            800
                                                               ===================      ===============


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

WNC & Associates, Inc. ("WNC") a California corporation and Wilfred N. Cooper, Sr. are the general partners (collectively the "General Partner") of the Partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


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

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 and $2,422,105 as of December 31, 2001 and March 31, 2001, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001 the Partnership had cash equivalents of $1,004,000 and $2,128,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At December 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


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

Reclassification

Certain prior period balances have been reclassified to conform to the presentation for the three and nine months ended December 31, 2001.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At December 31, 2001, loans receivable were due from three different Local Limited Partnerships.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2001 and March 31, 2001, the Partnership has acquired limited partnership interests in eleven and eight Local Limited Partnerships, respectively. Each Local Limited Partnership owns one Housing Complex consisting of an aggregate of 386 and 291 apartment units, respectively. As of December 31, 2001 construction or rehabilitation of three of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2001, no investment accounts in Local Limited Partnerships has reached zero.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Nine months
                                                                      Ended                 For the Year Ended
                                                                December 31, 2001             March 31, 2001
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, beginning of period   $             9,482,570   $                  1,284,221
  Capital contributions paid, net                                         2,829,576                      2,205,074
  Capital contributions payable                                             229,157                      5,071,026
  Capitalized acquisition fees and costs                                          -                      1,053,270
  Equity in losses of limited partnerships                                 (202,685)                       (90,404)
  Amortization of capitalized
    acquisition fees and costs                                              (42,687)                       (40,617)
  Tax credit adjustment                                                      (2,917)                              -
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            12,293,014   $                  9,482,570
                                                              =======================   ============================

Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2001                   2000
                                                                 -------------------    ------------------

         Revenue                                               $         1,158,000    $          338,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                                431,000               113,000
           Depreciation                                                    310,000               101,000
           Operating expenses                                              620,000               328,000
                                                                 -------------------    ------------------
             Total expenses                                              1,361,000               542,000
                                                                 -------------------
                                                                                        ------------------
         Net loss                                              $          (203,000)   $         (204,000)
                                                                 ===================    ==================
         Net loss allocable to the
              Partnership                                      $          (203,000)   $         (204,000)
                                                                 ===================    ==================
         Net loss recorded by the
              Partnership                                      $          (203,000)   $         (204,000)
                                                                 ===================    ==================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2001 and March 31, 2001, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $67,872 and $34,881 as of December 31, 2001 and March 31, 2001, respectively.

     (b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2001 and March 31, 2001, the Partnership incurred acquisition costs of $377,000. Accumulated amortization were $19,830 and $10,134 as of December 31, 2001 and March 31, 2001, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $25,871 and $34,573 were incurred during the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    December 31, 2001       March 31, 2001
                                                                  ----------------------   ------------------
         Interest payable to Local Limited Partnerships         $                86,524  $            66,436
         Organizational, offering and selling costs payable                       2,590               21,735
         Asset management fee payable                                            31,086               24,715
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                    1,300                    -
                                                                  ----------------------   ------------------

                                                                $               121,500  $           112,886
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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



NOTE 5 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of December 31, 2001, the Partnership had received subscriptions for 18,850 units which included promissory notes of $282,250, of which $282,250 of the promissory notes were collected before December 31, 2001 and prior to the issuance of these financial statements, leaving an unpaid balance of $0. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In January 2002, the Partnership made previously committed capital contributions in the amount of $100,000.

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

The following discussion and analysis compares the results of operations for the fiscal quarter ended December 31, 2001 and 2000, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $4,381,000 in cash and cash equivalents, $616,000 in cash in escrow, aggregate investments in the eleven Local Limited Partnerships of $12,293,000 and $861,000 in loans receivable. Liabilities at December 31, 2001 primarily consisted of $1,719,000 due to limited partnerships, $35,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $86,000 in interest payable.

Results of Operations

Three months Ended December 31, 2001 Compared to Three months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(114,000), reflecting an increase in loss of $(70,000) from the $(44,000) net loss for the three months ended December 31, 2000. The increase in net loss was primarily due to a decrease in income from operations of (90,000) from income of $40,000 to a loss of $(50,000) for the three months ended December 31, 2000 and 2001, respectively. The decrease in income from operations is caused primarily by the decrease of $(56,000) in interest income, from $79,000 to $23,000 for the three months ended December 31, 2000 compared to 2001, respectively and an increase in operating expense of $34,000 for the three months ended December 31, 2001 compared to 2000 caused primarily by the reserve for the uncollectibility of interest receivable accrued during the prior year ended March 31, 2001 of $0.00. Along with the increase in net loss, equity in losses of limited partnerships decreased by $20,000 to $(64,000) from $(84,000) for the three months ended December 31, 2001 and 2000, respectively.

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(233,000), reflecting an increase in loss of $(181,000) from the $(52,000) net loss experienced for the nine months ended December 31, 2000. The increase in net loss was primarily due to a decrease in income from operations of $(103,000) from income $152,000 to a loss of $(30,000) for the nine months ended December 31, 2000 and 2001, respectively. The change in operations is due to a decrease of $(129,000) in interest income, from $232,000 to $103,000 for the nine months ended December 31, 2000 compared to 2001, respectively. Also, operating expenses increased by $53,000 to $133,000 from $80,000, primarily caused by the reserve

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000, (continued).

for the uncollectibility of interest receivable accrued during the prior year ended March 31, 2001 of 25,000. Along with the increase in net loss, equity in losses of limited partnerships decreased by $1,000 from $(204,000) to $(203,000) for the nine months ended December 31, 2000 and 2001, respectively.

 Cash Flows

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net decrease in cash during the nine months ended December 31, 2001 was $723,000, compared to a net increase in cash for the nine months ended December 31, 2000 of $602,000 reflecting a decrease of $1,325,000. The decrease in net cash used is due primarily to $(9,827,000) decrease in net cash provided by financing activities due to the completion of syndication process. The decrease in cash provided by financing activities was offset by the decrease by $8,637,000 of cash used in investing activities, due to capital contributing to Local Limited Partnerships, and an decrease in cash provided by operating activities by $(134,000) to $60,000 during the nine months ended December 31, 2001 from $194,000 for the nine months ended December 31, 2000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.


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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants



By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr., President - Chief Operating Officer of
                                    WNC & Associates, Inc.

Date: February 27, 2002



By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha, Vice President - Chief Financial Officer of
                                 WNC & Associates, Inc.

Date: February 27, 2002