Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2002-08-19
CIK 1084067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__   No ___X


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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on April 16, 1999, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of the close of the public offering on November 7, 2000 a total of 18,850,000 units representing 18,850 had been sold. Holders of units are referred to herein as "Limited Partners".

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

As of March 31, 2002, the Partnership had invested in thirteen Local Limited Partnerships three of which were still under construction or undergoing rehabilitation at that date. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eight Housing Complexes as of the dates and for the periods indicated:


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven,         Federalsburg,  Larry C. Porter and
LLC                    Maryland       Carter Chinniss       $ 360,000      $ 360,000        18      100%    $ 470,000      $ 998,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Iowa           ACN Partnership       1,339,000        785,000        30       90%    1,792,000      1,100,000


Hickory                Sioux          Lewis F. Weinberg,
Lane                   City,          Weinberg Investments,
Partners, L.P.         Iowa           Inc. and Sioux Falls
                                      Environmental
                                      Access, Inc.            633,000        472,000        40       95%      845,000      2,108,000

Lake Village           Kewanee,       Quad Cities
Apartments, L.P.       Illinois       Redevelopment
                                      Resources, Inc.       2,978,000      2,978,000        50         -    3,972,000              *

Montrose County
Estates Limited                       Raymond T. Cato, Jr.,
Dividend Housing       Montrose,      Christopher R.
Association, L.P.      Michigan       Cato and
                                      Kenneth Bradner         553,000        450,000        32       94%      747,000        688,000

Ozark                  Ozark,         ERC Properties,
Properties III         Arkansas       Inc.                    300,000        300,000        24      100%      393,000        844,000

Pierce Street          Sioux City,    Lewis F. Weinberg,
Partners, L.P.         Iowa           Weinberg Investments,
                                      Inc. and Sioux Falls
                                      Environmental
                                      Access, Inc.          1,527,000      1,104,000        86       91%    1,729,000      2,656,000


Red Oaks               Holly Springs, Parker and Douglas B.
Estates, L.P.          Mississippi    Billy D. Cobb           242,000        242,000        24      100%      337,000        730,000

School                 Albany,        Bradley V.
Square, L.P.           Minnesota      Larson                  286,000        286,000        17      100%      397,000      1,004,000

Stroud Housing                        NHS/ERC
Associates,            Stroud,        Housing Company,
L.P.                   Oklahoma       LLC                     891,000        847,000        36       67%    1,519,000      1,246,000


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Tahlequah              Tahlequah,     ERC Properties,
Properties IV          Oklahoma       Inc.                    375,000        338,000        24         -      491,000        850,000

Timberwolf             Deer River,    Curtis G. Carlson
Townhomes, L.P.        Minnesota      Co.,Inc.,
                                      M.F. Carlson Co.,
                                      Inc.,and Robert
                                      Carlson                 509,000        429,000        20         -      685,000           -(1)

United                 West           Harold E.
Development,           Memphis,       Buehler, Sr. and
L.P.                   Arkansas       Jo Ellen Buehler      2,250,000      2,100,000        51         -   3,000,0000        754,000
                                                        ------------    ------------       ---       ---  -----------    -----------
                                                        $  12,243,000   $ 10,691,000       452       N/A  $15,667,000    $12,978,000
                                                        ============    ============       ===       ===  ===========    ===========

(1)      The Housing Complex is under construction at December 31, 2001.

N/A - Not Applicable

* Results of Lake Village Apartments, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex is under construction at December 31, 2001.

                                     ------------------------------------       ----------------------------------------------------
                                     For the year ended December 31, 2001             Low Income Housing Credits
-------------------------------------------------------------------------       ----------------------------------------------------
                                                              Net Income        Credits Allocated to      Year to be
         Partnership Name               Rental Income           (Loss)               Partnership       First Available
-------------------------------------------------------------------------       ----------------------------------------------------
2nd Fairhaven, LLC                               $ 106,000         $(32,000)                   99.98%             2000

ACN Southern Hills
Partners II, L.P.                                   78,000         (102,000)                   99.98%             2001

Hickory Lane
Partners, L.P.                                     262,000          (31,000)                   99.98%             2001

Lake Village
Apartments, L.P.                                         *                *                    99.98%             2002

Montrose County Estates Limited
Dividend Housing Association, L.P.                 115,000          (11,000)                   99.98%             2001

Ozark Properties III                                73,000          (26,000)                   99.98%             2001

Pierce Street
Partners, L.P.                                     625,000           88,000                    99.98%             2001

Red Oaks
Estates, L.P.                                      101,000          (47,000)                   99.98%             2000

School Square, L.P.                                100,000          (50,000)                   99.98%             2000

Stroud Housing Associates, L.P.                    115,000         (160,000)                   99.98%             2001

Tahlequah Properties IV                                  -          (19,000)                   99.98%             2001

Timberwolf Townhomes, L.P.                            -(1)            9,000                    99.98%             2002

United Development, L.P.                              -(1)           12,000                    99.98%             2002
                                               -----------       -----------
                                               $ 1,575,000       $ (369,000)
                                               ===========       ===========

--------------------------------------------------------------------------------

(1)  The Housing Complex is under construction and has not yet begun operations.

* Results of Lake Village Apartments, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex is under construction and has not yet begun operations.

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

(b)  At March 31, 2002, there were 963 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                                     March 31
                                                              --------------------------------------------------------
                                                                   2002                2001                2000
                                                              ---------------     ---------------     ----------------
ASSETS

Cash and cash equivalents                                   $      2,886,305    $      5,103,916    $       4,295,471
Funds held in escrow
  disbursement account                                               591,512           5,664,138              142,815
Subscriptions and notes
  Receivable                                                               -             398,750              579,000
Investments in limited
  partnerships, net                                               13,125,199           9,482,570            1,284,221
Loans receivable                                                     953,241           1,080,974              154,000
Accrued interest receivable                                                -              65,377                4,635
Other assets                                                               -                 188                  810
                                                              ---------------     ---------------     ----------------
                                                            $     17,556,257    $     21,795,913    $       6,460,952
                                                              ===============     ===============     ================
LIABILITIES

Payables to limited partnerships                            $      1,552,985    $      5,142,481    $         502,601
Accrued fees and expenses due to
  general partner and affiliates                                     132,577             112,886              145,659
                                                              ---------------     ---------------     ----------------
                                                                   1,685,562           5,255,367              648,260

PARTNERS' EQUITY                                                  15,870,695          16,540,546            5,812,692
                                                              ---------------     ---------------     ----------------
                                                            $     17,556,257    $     21,795,913    $       6,460,952
                                                              ===============     ===============     ================

Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended March 31, 2002, 2001 and for the period from September 3, 1999 (date operations commenced) to March 31, 2000:

                                                                                                      For The
                                                                   For The                          Period From
                                                                 Years Ended                     September 13, 1999
                                                                  March 31                          to March 31
                                                   ----------------------------------------    -----------------------
                                                         2002                  2001                     2000
                                                   ------------------    ------------------    -----------------------
Income (loss) from operations                    $           (77,462)  $           233,508   $                 27,702
Equity in losses of limited
  Partnerships                                              (622,249)              (90,404)                         -
                                                   ------------------    ------------------    -----------------------
Net income (loss)                                $          (699,711)  $           143,104   $                 27,702
                                                   ==================    ==================    =======================
Net income (loss) allocated to:
  General partner                                $              (700)  $               143   $                     28
                                                   ==================    ==================    =======================
  Limited partners                               $          (699,011)  $           142,961   $                 27,674
                                                   ==================    ==================    =======================
Net income  (loss) per limited partner
  unit                                           $            (37.08)  $             10.13   $                   5.73
                                                   ==================    ==================    =======================
Outstanding weighted limited
  partner units                                               18,850                14,110                      4,831
                                                   ==================    ==================    =======================

                                                                                                      For The
                                                                   For The                          Period From
                                                                 Years Ended                     September 13, 1999
                                                                  March 31                          to March 31
                                                   ----------------------------------------    -----------------------
                                                         2002                  2001                     2000
                                                   ------------------    ------------------    -----------------------
Net cash provided by (used in):
  Operating activities                           $            83,855   $           304,387   $                 27,424
  Investing activities                                    (2,710,931)          (10,183,597)                (1,037,023)
  Financing activities                                       409,465            10,687,655                  5,305,070
                                                   ------------------    ------------------    -----------------------
Net change in cash and cash
  equivalents                                             (2,217,611)              808,445                  4,295,471

Cash and cash equivalents,
  beginning of period                                      5,103,916             4,295,471                          -
                                                   ------------------    ------------------    -----------------------
Cash and cash equivalents, end
  of period                                      $         2,886,305   $         5,103,916   $              4,295,471
                                                   ==================    ==================    =======================

Low Income Housing Credit per Unit was as follows for the period ended December 31:

                                                               2001                2000                1999
                                                          ---------------     ---------------    -----------------
Federal                                                 $             35    $              5   $                -
State                                                                  -                   -                    -
                                                          ---------------     ---------------    -----------------
Total                                                   $             35    $              5   $                -
                                                          ===============     ===============    =================

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $2,886,000 in cash, $592,000 in cash in escrow, aggregate investments in the thirteen Local Limited Partnerships of $13,125,000 and $953,000 in loans receivable. Liabilities at March 31, 2002 primarily consisted of $1,553,000 due to limited partnerships, and $133,000 in advances and other payables due to the General Partner or affiliates.

As of March 31, 2002 and March 31, 2001, three and five of the Local Limited Partnerships were under construction or undergoing rehabilitation. During the year ended March 31, 2002, five Housing Complexes owned by five Local Limited Partnerships were acquired. During the year ended March 31, 2001, six Housing Complexes owned by six Local Limited Partnerships were acquired, two of which were operating at the time of acquisition.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001.

The Partnership's net loss for the year ended March 31, 2002 was $(700,000), reflecting a change of $(843,000) from the net income of $143,000 experienced for the year ended March 31, 2001. The change in net income(loss) is primarily due to equity in losses of limited partnerships which increased by $(532,000) to $(622,000) for the year ended March 31, 2002 from $(90,000) for the year ended March 31, 2001, along with a change in income(loss) from operations of $311,000. The increase in equity in losses of limited partnerships was mainly due to the completion of construction and rent up expenses of certain Local Limited Partnerships.

Year Ended March 31, 2001 Compared to Period September 3, 1999 (Date operations commenced to March 31, 2000).

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

Cash Flows and Liquidity

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001.

Net cash used during the year ended March 31, 2002 was $(2,218,000), compared to net cash provided for the year ended March 31, 2001 of $808,000. Net cash flows provided by financing activities decreased by $10,278,000 as a result of the completion of the offering. Net cash flows used in investing activities decreased by $7,473,000 to $(2,711,000) for the year ended March 31, 2002 from $(10,184,000) for the year ended March 31, 2001 due primarily to a decrease cash paid into escrow and a release of cash from escrow of $10,594,000, offset by a increase in the net investment in Local Limited Partnerships of $5,276,000. Net cash flows from operating activities decreased by $220,000 to net cash provided by operating activities of $84,000 for the year ended March 31, 2002 from net cash provided by operating activities of $304,000 for the year ended March 31, 2001.

Year Ended March 31, 2001 Compared to Period September 3, 1994 (Date operations commenced to March 31, 2000).

Cash flows provided by operating activities for the year ended March 31, 2001 included interest income from cash investments offset by miscellaneous costs of operations. For the year ended March 31, 2001, cash flows used in investing activities substantially consisted of capital contributions paid to Local
Limited Partnerships of $2,636,000, capitalized acquisition fees and costs of $1,053,000, net transfers to escrow of $5,521,000 and loans advanced in the form of property deposits totaling $927,000. Cash flows provided by financing activities for the year ended March 31, 2001 totaling $10,688,000 principally consisted of capital contributions from sale of units of $12,266,000 offset by offering costs of $1,578,000.

Other Matters

As of July 10, 2002, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the year ended December 31, 2001. As a result of this limitation in scope, the Partnership's independent certified public accountants have qualified their report with respect to their audit of the Partnership's 2002 financial statements. Furthermore, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Lake Village Apartments totaled $2,978,000 (unaudited) at March 31, 2002 and 2001. The Partnership's interest in the results of operations of Lake Village Apartments totaled $0 (unaudited) for the years ended March 31, 2002 and 2001. The Lake Village Apartments Housing Complex was still under construction as of and for the years ended December 31, 2001 and 2000; as a result, no equity in losses have been recorded by the Partnership.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, has a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. Consequently, the Local Limited Partnership is in default of its loan covenants and the Housing Complex could be foreclosed on by the bank. Southern Hills is attempting to refinance the loan. The bank has issued a term sheet upon which a new loan will be granted, which contemplates a substantial reduction in principal. There can be no assurances that Southern Hills will be successful in its negotiations. Accordingly, Southern Hills is subject to the risk of foreclosure and sale of the Housing Complex by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Southern Hills, which totaled $1,210,000 at March 31, 2002. The financial statements included elsewhere herein do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Subsequent to March 31, 2002 and through July 10, 2002, the Partnership committed to additional capital contributions in the amount of $855,628 to one Local Limited Partnership, of which $524,541 had been advanced as of March 31, 2002 (see Note 2). Subsequent to March 31, 2002 and prior to the issuance of the financial statements presented elewhere herein, the remaining committed capital contribution was paid. Subsequent to March 31, 2002, the Partnership disbursed the remaining $591,512 held in escrow to the respective Local Limited Partnership.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7



We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001, and for the period September 3, 1999 (date operations commenced) through March 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 36% and 6% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 3 to the financial statements, the Partnership was unable to obtain audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the year ended December 31, 2001. The Partnership's investment in Lake Village Apartments totaled $2,978,000 (unaudited) as of March 31, 2002. As the housing complex of Lake Village Apartments was under construction, there were no results of operations recorded by the Partnership with respect to its investment in Lake Village Apartments during the years ended March 31, 2002 and 2001.

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2001 financial statements of Lake Village Apartments been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001, and for the period September 3, 1999 (date operations commenced) through March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 8 to the accompanying financial statements, the Partnership retains an interest in ACN Southern Hills II Partnership, L.P. ("ACN Southern Hills"). The carrying value of the Partnership's interest in ACN Southern Hills totaled $1,210,000 at March 31, 2002. Certain issues exist with respect to the housing complex owned and operated by ACN Southern Hills that creates uncertainty as to the ability of the Partnership to ultimately realize its investment in such partnership.



                                                    /s/BDO SEIDMAN, LLP
                                                       BDO SEIDMAN, LLP
Orange County, California
July 10, 2002

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                             March 31, 2002 and 2001

                                                                                           2002             2001
                                                                                       -------------    -------------
ASSETS

Cash and cash equivalents                                                            $    2,886,305   $    5,103,916
Funds held in escrow disbursement account (Note 8)                                          591,512        5,664,138
Subscriptions and notes receivable                                                                -          398,750
Investments in limited partnerships (Note 3)                                             13,125,199        9,482,570
Loans receivable (Notes 2 and 8)                                                            953,241        1,080,974
Accrued interest receivable                                                                       -           65,377
Other assets                                                                                      -              188
                                                                                       -------------    -------------
                                                                                     $   17,556,257   $   21,795,913
                                                                                       =============    =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 6)                                              $    1,552,985   $    5,142,481
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                                        132,577          112,886
                                                                                       -------------    -------------
     Total liabilities                                                                    1,685,562        5,255,367
                                                                                       -------------    -------------
Commitments and contingencies (Note 3 and 8)

Partners' equity (deficit)
   General partner                                                                           (2,131)          (1,424)
   Limited partners (25,000 units authorized, 18,850 and 18,850
     units outstanding at March 31, 2002 and 2001, respectively)                         15,872,826       16,541,970
                                                                                       -------------    -------------
     Total partners' equity                                                              15,870,695       16,540,546
                                                                                       -------------    -------------
                                                                                     $   17,556,257   $   21,795,913
                                                                                       =============    =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                                       For The Period
                                                                                                      September 3, 1999
                                                                                                      (Date Operations
                                                                    For The Years Ended                 Commenced)
                                                                         March 31                      through March 31
                                                                   ------------------------------    --------------------
                                                                       2002             2001                2000
                                                                   --------------   -------------    --------------------
Interest income                                                  $       144,543   $     343,152    $             36,456
                                                                   --------------   -------------    --------------------
Operating expenses:
   Amortization (Notes 3 and 4)                                           56,916          40,617                   4,398
   Asset management fees (Note 4)                                         39,703          34,573                     424
   Other                                                                 125,386          34,454                   3,932
                                                                   --------------   -------------    --------------------
    Total operating expenses                                             222,005         109,644                   8,754
                                                                   --------------   -------------    --------------------
Income (loss) from operations                                            (77,462)        233,508                  27,702

Equity in losses of limited
  partnerships (Note 3)                                                 (622,249)        (90,404)                      -
                                                                   --------------   -------------    --------------------
Net income (loss)                                                $      (699,711)  $     143,104    $             27,702
                                                                   ==============   =============    ====================
Net income (loss) allocated to:
   General partner                                               $          (700)  $         143    $                 28
                                                                   ==============   =============    ====================
   Limited partners                                              $      (699,011)  $     142,961    $             27,674
                                                                   ==============   =============    ====================
Net income(loss) per limited partner unit                        $        (37.08)  $       10.13    $               5.73
                                                                   ==============   =============    ====================
Outstanding weighted limited partner units                                18,850          14,110                   4,831
                                                                   ==============   =============    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Contribution from General Partner and initial
   limited partner on September 3, 1999                   $            100   $          1,000    $          1,100

Sale of limited partnership units, net of
   discounts of $7,225                                                   -          7,139,775           7,139,775

Sale of limited partnership units issued for
   promissory notes receivable (Note 8)                                  -           (434,000)           (434,000)

Offering expenses                                                     (429)          (921,456)           (921,885)

Net income                                                              28             27,674              27,702
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                          (301)         5,812,993           5,812,692

Sale of limited partnership units, net of
   discounts of $14,030                                                  -         11,688,970          11,688,970

Collection of promissory notes receivable, net
   (Note 8)                                                              -            397,000             397,000

Offering expenses                                                   (1,266)        (1,498,954)         (1,500,220)

Withdrawal of initial limited partner                                    -             (1,000)             (1,000)

Net income                                                             143            142,961             143,104
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001                        (1,424)        16,541,970          16,540,546

Collection of promissory notes receivable, net                           -             37,000              37,000

Offering expenses                                                       (7)            (7,133)             (7,140)

Net loss                                                              (700)          (699,011)           (699,711)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002              $         (2,131)  $     15,872,826    $     15,870,695
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                                       For The Period
                                                                                                      September 3, 1999
                                                                                                      (Date Operations
                                                                    For The Years Ended                 Commenced)
                                                                         March 31                      through March 31
                                                                   ------------------------------    --------------------
                                                                       2002             2001                2000
                                                                   --------------   -------------    --------------------
Cash flows from operating activities:
   Net (loss)income                                           $      (699,711) $      143,104   $              27,702
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
    Amortization                                                       56,916          40,617                   4,398
    Equity in losses of limited partnerships                          622,249          90,404                       -
    Change in interest receivable                                      65,377         (60,742)                 (4,635)
    Change in other assets                                                188             622                    (810)
    Change in accrued fees and expenses due
      to general partner and affiliates                                38,836          90,382                     769
                                                                --------------   -------------    --------------------
Net cash provided by operating activities                              83,855         304,387                  27,424
                                                                --------------   -------------    --------------------
Cash flows from investing activities:
   Investments in limited partnerships, net                        (7,911,290)     (2,636,220)               (142,788)
   Funds held in escrow disbursement account, net                   5,072,626      (5,521,323)               (142,815)
   Accrued and unpaid acquisition fees and advances
    due to affiliate of general partner                                     -         (45,810)                     -
   Loans receivable                                                   127,733        (926,974)               (154,000)
   Capitalized acquisition costs and fees                                   -      (1,053,270)               (597,420)
                                                                --------------   -------------    --------------------
Net cash used in investing activities                              (2,710,931)    (10,183,597)             (1,037,023)
                                                                --------------   -------------    --------------------
Cash flows from financing activities:
   Capital contributions                                              435,750      12,266,220               6,127,875
   Offering expenses                                                  (26,285)     (1,577,565)               (822,805)
   Withdrawal of initial limited partner                                    -          (1,000)                      -
                                                                --------------   -------------    --------------------
Net cash provided by financing activities                             409,465      10,687,655               5,305,070
                                                                --------------   -------------    --------------------
Net increase (decrease) in cash and cash equivalents               (2,217,611)        808,445               4,295,471

Cash and cash equivalents, beginning of period                      5,103,916       4,295,471                       -
                                                                --------------   -------------    --------------------
Cash and cash equivalents, end of period                      $     2,886,305  $    5,103,916   $           4,295,471
                                                                ==============   =============    ====================
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                                 $           800  $          800   $                 800
                                                                ==============   =============    ====================
   Interest paid                                              $             -  $        4,295   $                   -
                                                                ==============   =============    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2002, 18,850 Units, representing subscriptions in the amount of $18,828,790 net of dealer discounts of $21,210. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,429,245, $2,422,105 and $921,885 as of March 31, 2002, 2001 and 2000,
respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had cash equivalents of approximately $1,000,000 and $2,100,000, respectively.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income Per Limited Partner Unit
-----------------------------------

Net income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Reclassification
----------------

Certain prior year balances have been reclassified to conform to the 2002 presentation.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2002, loans receivable of $329,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest, and $524,541 and $100,000 had been advanced to two additional Local Limited Partnerships in which the Partnership has an investment (See Note 8). On July 25, 2002, the $329,000 loan was repaid to the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2002 and 2001, the Partnership has acquired limited partnership interests in 13 and 8 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 452 and 291 apartment units. As of March 31, 2002 construction or rehabilitation of 3 of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of July 10, 2002, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed financial statements presented herein. The Partnership's investment in Lake Village Apartments totaled $2,978,000 (unaudited) at March 31, 2002 and 2001. The Partnership's interest in the results of operations of Lake Village Apartments totaled $0 (unaudited) for the years ended March 31, 2002 and 2001. The Lake Village Apartments Housing Complex was still under construction as of and for the years ended December 31, 2001 and 2000; as a result, no equity in losses have been recorded. The combined condensed financial statements presented herein for December 31, 2000 previously included total assets of $1,137,000 (unaudited) and net losses of $0 (unaudited) for Lake Village Apartments. The combined condensed financial information presented for December 31, 2000 in this footnote has been restated to exclude the accounts of Lake Village Apartments.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2002 and 2001, are approximately $7,122,000 and $7,569,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' combined financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 6), and to the exclusion of the Lake Village Apartments from the combined condensed financial information.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:
                                                                                                        For The Period
                                                                                                      September 3, 1999
                                                                                                      (Date Operations
                                                                    For The Years Ended                 Commenced)
                                                                         March 31                      through March 31
                                                                   ------------------------------    --------------------
                                                                       2002             2001                2000
                                                                   --------------   -------------    --------------------
Investments per balance sheet, beginning of period       $        9,482,570   $        1,284,221  $                   -
Capital contributions paid, net                                   4,013,757            2,205,074                142,788
Capital contributions payable                                       310,954            5,071,026                502,601
Capitalized acquisition fees and costs                                    -            1,053,270                643,230
Tax credit adjustment                                                (2,917)                  -                       -
Equity in losses of Limited Partnerships                           (622,249)             (90,404)                     -
Amortization of capitalized acquisition fees and costs              (56,916)             (40,617)                (4,398)
                                                           -----------------    -----------------   --------------------
Investments in limited partnerships, end of period       $       13,125,199   $        9,482,570  $           1,284,221
                                                           =================    =================   ====================

The financial information from the individual financial statements of the Limited Partnerships include rental and interest subsidies. As no Local Limited Partnerships were acquired as of December 31, 1999, no combined condensed information is presented for that period. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of and for the year ended December 31 is as follows:
(Combined condensed financial information for Lake Village Apartments has been excluded from the presentation below):

                       COMBINED CONDENSED BALANCE SHEETS

                                                                                                      2000
                                                                                2001               (Restated)
                                                                          -----------------    -------------------
ASSETS

Buildings and improvements (net of accumulated depreciation
   for 2001 and 2000 of $712,000 and $159,000)                          $       16,714,000   $          7,145,000
Land                                                                               758,000                809,000
Construction in progress                                                         3,861,000                276,000
Other assets                                                                     1,843,000              1,857,000
Due to related parties                                                             496,000                      -
                                                                          -----------------    -------------------
                                                                        $       23,672,000   $         10,087,000
                                                                          =================    ===================
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                 $       12,978,000   $          7,688,000
Other liabilities (including payables to affiliates for 2001
   and 2000 of $2,754,000 and $132,000, respectively)                            4,465,000                307,000
                                                                          -----------------    -------------------
                                                                                17,443,000              7,995,000
                                                                          -----------------    -------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 7                                   6,003,000              1,914,000
Other partners                                                                     226,000                178,000
                                                                          -----------------    -------------------
                                                                                 6,229,000              2,092,000
                                                                          -----------------    -------------------
                                                                        $       23,672,000   $         10,087,000
                                                                          =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                                2001                  2000
                                                                          -----------------    -------------------
Revenues                                                                $        1,740,000   $            867,000
                                                                          -----------------    -------------------
Expenses:
    Operating expenses                                                             936,000                398,000
    Interest expense                                                               663,000                372,000
    Depreciation and amortization                                                  510,000                154,000
                                                                          -----------------    -------------------
Total expenses                                                                   2,109,000                924,000
                                                                          -----------------    -------------------

Net income(loss)                                                        $         (369,000)  $            (57,000)
                                                                          =================    ===================
Net loss allocable to the Partnership, before
     equity in losses of Lake Village                                   $         (368,000)  $            (56,000)
                                                                          =================    ===================
Net loss recorded by the Partnership, before
     equity in losses of Lake Village                                   $         (622,000)  $            (90,000)

Net loss of Lake Village Apartments allocable
     to the Partnership                                                                  -                      -
                                                                          -----------------    -------------------
Net loss recorded by the Partnership                                    $         (622,000)  $            (90,000)
                                                                          =================    ===================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $78,869 and $34,881 as of March 31, 2002 and 2001, respectively.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition costs of $377,000, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $23,062 and $10,134 as of March 31, 2002 and 2001, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $39,703, $34,573 and $424 were incurred during the years ended March
          31,  2002,  2001 and  2000,  respectively,  of which  $22,500,  $0 and
          $10,000 were paid, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                                                             March 31
                                                                                 ----------------------------------
                                                                                      2002               2001
                                                                                 ---------------    ---------------
Organizational, offering and selling costs payable                             $          2,590   $         21,735
Asset management fee payable                                                             41,918             24,715
Reimbursements for expenses paid by the General Partner or an affiliate                   1,467                  -
Interest payable to Local Limited Partnerships                                           86,602             66,436
                                                                                 ---------------    ---------------
Total                                                                          $        132,577   $        112,886
                                                                                 ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $         50,000    $         29,000   $          23,000    $         42,000

Operating expenses                             (33,000)            (27,000)            (73,000)            (89,000)

Equity in losses of limited
     partnerships                              (33,000)           (105,000)            (64,000)           (420,000)
                                        ---------------     ---------------    ---------------     ---------------
Net loss                              $        (16,000)           (103,000)  $        (114,000)   $       (467,000)
                                        ===============     ===============    ===============     ===============
Loss available to limited partner     $        (16,000)   $       (103,000)  $        (114,000)   $       (466,000)
                                        ===============     ===============    ===============     ===============
Loss per limited partnership unit     $             (1)   $             (5)  $              (6)   $            (25)
                                        ===============     ===============    ===============     ===============

               2001
               ----

Income                                $         66,000    $         86,000   $          79,000    $        112,000

Operating expenses                             (14,000)            (27,000)            (39,000)            (30,000)

Equity in income (losses) of
     limited partnerships                      (37,000)            (83,000)            (84,000)            114,000
                                        ---------------     ---------------    ---------------     ---------------
Net income (loss)                     $         15,000    $        (24,000)  $         (44,000)   $        196,000
                                        ===============     ===============    ===============     ===============
Income (loss) available to
     limited partner                  $         15,000    $        (24,000)  $         (44,000)   $        196,000
                                        ===============     ===============    ===============     ===============
Income (loss) per limited
     partnership unit                 $              1    $             (2)  $              (2)   $             10
                                        ===============     ===============    ===============     ===============

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). Subsequent to March 31, 2002 and through July 10, 2002, the Partnership disbursed $262,592 relating to the payables to limited partnerships reflected at March 31, 2002.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to March 31, 2002 and through July 10, 2002, the Partnership committed to additional capital contributions in the amount of $855,628 to one Local Limited Partnership, of which $524,541 had been advanced as of March 31, 2002 (see Note 2). Subsequent to March 31, 2002 and prior to the issuance of these financial statements, the remaining committed capital contribution was paid. Subsequent to March 31, 2002, the Partnership disbursed the remaining $591,512 held in escrow to the respective Local Limited Partnership.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, has a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. Consequently, the Local Limited Partnership is in default of its loan covenants and the Housing Complex could be foreclosed on by the bank. Southern Hills is attempting to refinance the loan. The bank has issued a term sheet upon which a new loan will be granted, which contemplates a substantial reduction in principal. There can be no assurances that Southern Hills will be successful in its negotiations. Accordingly, Southern Hills is subject to the risk of foreclosure and sale of the Housing Complex by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Southern Hills, which totaled $1,210,000 at March 31, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2002 and 2001, and
          For The Period September 3, 1999 (Date Operations Commenced)
                             through March 31, 2000


Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2002, 2001 and 2000 approximately $2,429,245, $2,422,105 and $921,885, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,298,245 was paid or to be paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2002 and 2001 the aggregate amount of acquisition fees paid or accrued was approximately and $1,320,000, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2002 and 2001, the aggregate amount of acquisition fees paid or accrued was approximately and $377,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $40,000, $35,000 and $400 were incurred for the years ended March 31, 2002, 2001, and the period September 3, 1999 (date of operations commenced) through March 31, 2000, of which approximately $22,500, $0 and $10,000 was paid during the respective periods.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $45,000, $35,500 and $3,600 during the years ended March 31, 2002 and 2001 and the period September 3, 1999 (date operations commenced) through March 31, 2000, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits. No Low Income Housing Credits were allocated for the period ended December 31, 2000 and 1999. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2002 and 2001, or during the period September 3, 1999 (date operations commenced) through March 31, 2000.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002 and 2001, and the period September 3, 1999
            (Date Operations Commenced) through March 31, 2000
         Statements of Partners' Equity (Deficit) for the years ended March 31,
            2002 and 2001, and the period September 3, 1999(Date Operations Commenced) through March 31, 2000
         Statements of Cash Flows for the years ended March 31, 2002 and 2001, and the period September 3, 1999 (Date Operations Commenced) through March 31, 2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

         Report  of  Independent   Certified  Public  Accountants  on  Financial
         Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.
         -------------------

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

(c)      Exhibits.
         --------

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

10.3 Amended and Restated agreement of Red Oaks, L.P. filed as exhibit 10.5 to Post Effective Amendment No 3 to Form S-11 dated September 20, 2000, is herein incorporated by reference as exhibit 10.3.

10.4 Third Amended and Restated Agreement of Limited Partnership of Hickory Lane Partners Limited Partnership filed as exhibit 10.6 to Post Effective Amendment No 3 to Form S-11 filed on September 20, 2000, is herein incorporated by reference as exhibit 10.4

10.5 Second Amended and Restated agreement of Limited Partnership of Pierce Street Partners Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 25, 2000, is herein incorporated by reference as Exhibit 10.5.

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

10.9     Amended  and  Restated  Agreement  of Limited  Partnership  of Montrose
         Country Estates Limited Dividend Housing Association, a Michigan limited partnership, filed as Exhibit 10.9 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 10.9

21.1 Financial statements of Stroud Housing Associates, L.P., as of and for the years ended December 31, 2001 and 2000 together with independent auditors report thereon; a significant subsidiary of the Partnership.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


The audits referred to in our report dated July 10, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain independently audited financial statements of one Local Limited Partnership and an emphasis paragraph related to the uncertainty of realizing the investment in another Local Limited Partnership.


In our opinion, except for the effects of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                                 /s/BDO SEIDMAN, LLP
                                                    BDO SEIDMAN, LLP
Orange County, California
July 10, 2002

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC              Federalsburg,
                                Maryland       $  360,000       $ 360,000     $ 998,000      $ 1,250,000    $ 79,000     $ 1,171,000

ACN Southern Hills              Oskaloosa,
Partners II, L.P.               Oklahoma        1,339,000         785,000     1,100,000        2,141,000      84,000       2,057,000

Hickory Lane                    Sioux City,
Partners, L.P.                  Iowa              633,000         472,000     2,108,000        2,470,000      56,000       2,414,000

Lake Village                    Kewanee,
Apartments, L.P.                Illinois        2,978,000       2,978,000             *                *           *               *

Montrose County
Estates Limited
Dividend Housing                Montrose,
Association, L.P.               Michigan          553,000         450,000       688,000       1,244,000       34,000       1,210,000

Ozark                           Ozark,
Properties III                  Arkansas          300,000         300,000       844,000        1,237,000      35,000       1,202,000

Pierce Street                   Sioux City,
Partners, L.P.                  Iowa            1,527,000       1,104,000     2,656,000        4,892,000     120,000       4,772,000

Red Oaks                        Holly Springs,
Estates, L.P.                   Mississippi       242,000         242,000       730,000        1,015,000      61,000         954,000

School                          Albany,
Square, L.P.                    Minnesota         286,000         286,000     1,004,000        1,290,000     113,000       1,177,000

Stroud Housing                  Stroud,
Associates, L.P.                Oklahoma          891,000         847,000     1,246,000        1,691,000     121,000       1,570,000

* Results of Lake Village Apartments, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction at December 31, 2001.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Tahlequah                       Tahlequah,
Properties IV                   Oklahoma          375,000         338,000       850,000        1,438,000       9,000       1,429,000

Timberwolf                      Deer River,
Townhomes, L.P.                 Minnesota         509,000         429,000          -(1)          703,000        -(1)         703,000

United                          West Memphis,
Development, L.P.               Arkansas        2,250,000       2,100,000       754,000        2,674,000         (1)       2,674,000
                                              -----------    ------------  ------------     ------------   ---------    ------------

                                              $12,243,000    $ 10,691,000  $ 12,978,000     $ 22,045,000   $ 712,000    $ 21,333,000
                                              ===========    ============  ============     ============   =========    ============

(1)      The Housing Complex was under construction at December 31, 2001.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                  -------------------------------------------------------------------------------------
        Partnership Name             Rental      Net Income      Year         Status         Estimated     Estimated
                                                              Investment                    Useful Life    Completion
                                     Income        (Loss)      Acquired                       (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                     106,000       (32,000)        2000       Completed              40         2000

ACN Southern Hills Partners II,
L.P.                                    78,000      (102,000)        2000       Completed            27.5         2001

Hickory Lane
Partners, L.P.                         262,000       (31,000)        2000       Completed              40         2001

Lake Village                                                                        Under
Apartments, L.P.                                                             Construction
                                             *              *        2000  Rehabilitation               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   115,000       (11,000)        2001       Completed              40         2001

Ozark Properties III                    73,000       (26,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         625,000         88,000        2000       Completed              40         2001

Red Oaks
Estates, L.P.                          101,000       (47,000)        2000       Completed            27.5         2000

School Square, L.P.                    100,000       (50,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       115,000      (160,000)        2000       Completed              40         2001

Tahlequah Properties IV                      -       (19,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.                                                          Under
                                                                             Construction
                                          -(1)          9,000        2001  Rehabilitation             (1)         2002

United Development, L.P.                                                            Under
                                                                             Construction
                                          -(1)         12,000        2000  Rehabilitation             (1)         2002
                                          ----         ------

                                    $1,575,000     $(369,000)
                                    ==========     ==========

(1)  The housing complex is under construction and has not yet began operations.

* Results of Lake Village Apartments L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex is under construction and has not yet begun operations.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC              Federalsburg,
                                Maryland       $  360,000       $ 360,000   $ 1,001,000      $ 1,245,000    $ 49,000     $ 1,196,000

ACN Southern Hills              Oskaloosa,
Partners II, L.P.               Oklahoma        1,339,000         760,000          -(1)             -(1)        -(1)            -(1)

Hickory Lane                    Sioux City,
Partners, L.P.                  Iowa              633,000         252,000     1,950,000        1,848,000      17,000       1,831,000

Lake Village                    Kewanee,
Apartments, L.P.                Illinois        2,978,000         429,000             *                *           *               *

Montrose County
Estates Limited
Dividend Housing                Montrose,
Association, L.P.               Michigan          553,000               -          -(1)             -(1)        -(1)           -(1)

Pierce Street                   Sioux City,
Partners, L.P.                  Iowa            1,527,000         580,000     2,930,000        2,990,000      32,000       2,958,000

Red Oaks                        Holly Springs,
Estates, L.P.                   Mississippi       245,000         184,000       734,000        1,016,000      17,000         999,000

School                          Albany,
Square, L.P.                    Minnesota         286,000         214,000     1,073,000        1,290,000      44,000       1,246,000

                                              -----------     -----------   -----------      -----------   ---------     -----------
                                              $ 7,921,000     $ 2,779,000   $ 7,688,000      $ 8,389,000   $ 159,000     $ 8,230,000
                                              ===========     ===========   ===========      ===========   =========     ===========

(1)      The Housing Complex was under construction at December 31, 2000.

* Results of Lake Village Apartments, L.P. were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction as of December 31, 2000.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                  -------------------------------------------------------------------------------------
                                                                 Year                        Estimated     Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
        Partnership Name             Income        (Loss)      Acquired       Status         (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                    $ 99,000     $ (30,000)        2000       Completed              40         1999

ACN Southern Hills Partners II,                                                     Under
L.P.                                         -              -        2000    Construction               -         2001

Hickory Lane                                                                        Under
Partners, L.P.                                                              Construction/
                                       155,000       (27,000)        2000  Rehabilitation              40         2001

Lake Village                                                                        Under
Apartments, L.P.                             *              *        2000    Construction               -         2001

Montrose County Estates Limited
Dividend Housing Association,                                                       Under
L.P.                                         -              -        2001    Construction               -         2001

Pierce Street                                                                       Under
Partners, L.P.                                                              Construction/
                                       375,000         61,000        2000  Rehabilitation              40         2001

Red Oaks
Estates, L.P.                           59,000        (9,000)        2000       Completed            27.5         2000

School Square, L.P.                     43,000       (52,000)        2000       Completed            27.5         2000
                                     ---------     ----------
                                     $ 731,000     $ (57,000)
                                     =========     ==========

* Results of Lake Village Apartments, L.P. were not audited in 2001 and thus have been excluded to aid comparability. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction as of December 31, 2000.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC              Federalsburg,
                                Maryland        $ 360,000       $       -          (1)            (1)            (1)             (1)

School Square                   Albany,
Ltd. Partnership                Minnesota         285,000         142,000          (1)            (1)            (1)             (1)
                                                ---------       ---------       ------         ------         ------         -------
                                                $ 645,000       $ 142,000       $  (1)         $  (1)         $  (1)         $   (1)
                                                =========       =========       ======         ======         ======          ======


(1)  The Housing Complex was under construction at December 31, 1999.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 1999
                                  -------------------------------------------------------------------------------------
                                                                 Year                        Estimated     Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
        Partnership Name             Income        (Loss)      Acquired       Status         (Years)         Date
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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.     President and
Chief Operating Officer of WNC & Associates, Inc.

Date:  August 08, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha    Vice-President and
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 08, 2002




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.     Chairman and Chief Executive Officer of
                           WNC & Associates, Inc.

Date:  August 08, 2002



By:  /s/ David N. Shafer
     -------------------
David N Shafer             Director of WNC & Associates, Inc.

Date:  August 08, 2002



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 8 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 7, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 8 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 7, 2002