Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2002-10-08
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
Yes           No      X
    ---------    -----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002



PART I. FINANCIAL INFORMATION


   Item 1. Financial Statements
       Balance Sheets
       June 30, 2002 and March 31, 2002 .......................................3

     Statements of Operations
       For the three months ended June 30, 2002 and 2001.......................4

     Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2002................................5

     Statements of Cash Flows
       For the three months ended June 30, 2002 and 2001.......................6

     Notes to Financial Statements.............................................7

   Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................................14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......16


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................16

   Item 6.  Exhibits and Reports on Form 8-K..................................16

   Signatures ................................................................17

   Certification Pursuant To 18 U.S.C. Section 1350...........................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                     June 30, 2002                 March 31, 2002
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
                                                       ASSETS

Cash and cash equivalents                                     $               3,201,896      $              2,886,305
Funds held in escrow disbursement accounts                                            -                       591,512
Investments in limited partnerships (Note 3)                                 14,087,108                    13,125,199
Loans receivable (Note 2 and 8)                                                 960,808                       953,241
                                                                 -----------------------        ----------------------

                                                              $              18,249,812      $             17,556,257
                                                                 =======================        ======================


                                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Due to limited partnerships (Note 5)                       $               2,358,636      $              1,552,985
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           137,975                       132,577
                                                                 -----------------------        ----------------------

Total liabilities                                                             2,496,611                     1,685,562
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit):
   General Partner                                                               (2,248)                       (2,131)


   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
         June 30, and March 31, 2002)                                        15,755,449                    15,872,826
                                                                 -----------------------        ----------------------

Total partners' equity                                                       15,753,201                    15,870,695
                                                                 -----------------------        ----------------------

                                                              $              18,249,812      $             17,556,257
                                                                 =======================        ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                              2002                           2001
                                                     ------------------------      --------------------------
                                                          Three months                   Three months
                                                     ------------------------      --------------------------

Interest income                                    $                  12,512     $                   50,288
                                                     ------------------------      --------------------------

Operating expenses:
     Amortization (Note 3)                                            14,229                         14,229
     Asset management fees (Note 4)                                    8,998                         10,557
     Legal and accounting fees                                        10,859                          4,959
     Other                                                             3,815                          3,169
                                                     ------------------------      --------------------------

       Total operating expenses                                       37,901                         32,914
                                                     ------------------------      --------------------------

Income (loss) from operations                                        (25,389)                        17,374
                                                     ------------------------      --------------------------

Equity in losses of limited partnerships (Note 3)                    (92,105)                       (33,557)
                                                     ------------------------      --------------------------

Net loss                                           $                (117,494)    $                  (16,183)
                                                     ========================      ==========================

Net loss allocated to:
     General Partner                               $                    (117)    $                      (16)
                                                     ========================      ==========================

     Limited Partners                              $                (117,377)    $                  (16,167)
                                                     ========================      ==========================

Net loss per limited partnership unit              $                      (6)    $                       (1)
                                                     ========================      ==========================

Outstanding weighted average                                          18,850                         18,166
   limited partner units
                                                     ========================      ==========================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)



                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2002      $         (2,131)    $     15,872,826     $       15,870,695

Net loss                                                      (117)            (117,377)              (117,494)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at June 30, 2002       $         (2,248)          15,755,449             15,753,201
                                                    ================     ================     ==================


                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                      2002                     2001
                                                               -------------------      ---------------

Cash flows from operating activities:
   Net loss                                                 $           (117,494)    $        (16,183)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization                                                        14,229               14,229
      Equity in losses of limited partnerships                            92,105               33,557
      Accrued fees and expenses due to General
       Partner and affiliates                                              5,398               16,430
                                                               -------------------      ---------------

Net cash (used in) provided by operating activities                       (5,762)              48,033
                                                               -------------------      ---------------

Cash flows from investing activities:
   Investments in limited partnerships, net                           (1,068,243)          (3,254,309)
   Funds held in escrow disbursement account                             591,512            2,792,777
   Loans receivable                                                       (7,567)                   -
   Notes payable to limited partnerships                                 805,651                    -
                                                               -------------------      ---------------

Net cash provided by (used in) investing activities                      321,353             (461,532)
                                                               -------------------      ---------------

Cash flows from financing activities:
   Capital contributions                                                       -              153,500
   Offering expenses                                                           -               (7,140)
                                                               -------------------      ---------------

Net cash provided by financing activities                                      -              146,360
                                                               -------------------      ---------------

Net increase (decrease) in cash and cash equivalents                     315,591             (267,139)
                                                               -------------------      ---------------

Cash and cash equivalents, beginning of period                         2,886,305            5,103,916
                                                               -------------------      ---------------

Cash and cash equivalents, end of period                    $          3,201,896     $      4,836,777
                                                               ===================      ===============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Taxes paid                                            $                800     $            800
                                                               ===================      ===============

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2002, 18,850 Units representing subscriptions in the amount of $18,828,745 had been sold, net of volume discounts of $45 and $21,210 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of June 30, 2002 and March 31, 2002.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002 the Partnership had cash equivalents of $1,011,000 and $1,000,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At June 30, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all the periods presented, as defined by SFAS No. 130.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three months ended June 30, 2002.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At June 30, 2002, loans receivable of $329,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest, and $531,808 and $100,000 had been advanced to two additional Local Limited Partnerships in which the Partnership has an investment (See Note 7). On July 25, 2002, the $329,000 loan was repaid to the Partnership.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2002 and March 31, 2002, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 452 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of August 28, 2002, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the period ended December 31, 2001. As a result, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed statements of operations presented herein. The Partnership's investment in Lake Village Apartments totaled $3,833,980 (unaudited) at June 30, 2002. The Partnership's interest in the results of operations of Lake Village Apartments totaled $0 (unaudited) for the periods ended June 30, 2002 and 2001. The Lake Village Apartments Housing Complex completed its construction on June 21, 2002; as a result, no equity in losses have been recorded.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Three Months
                                                                      Ended                 For the Year Ended
                                                                  June 30, 2002               March 31, 2002
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, beginning of period   $            13,125,199   $                  9,482,570
  Capital contributions paid, net                                           262,592                      4,013,757
  Capital contributions payable                                             805,651                        310,954
  Equity in losses of limited partnerships                                  (92,105)                      (622,249)
  Amortization of capitalized acquisition fees and costs                    (14,229)                       (56,916)
  Tax credit adjustment                                                           -                         (2,917)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            14,087,108   $                 13,125,199
                                                              =======================   ============================

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                     COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2002                   2001
                                                                 -------------------    ------------------

         Revenue                                               $           435,000    $          371,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                                166,000               177,000
           Depreciation                                                    127,000                52,000
           Operating expenses                                              234,000               175,000
                                                                 -------------------    ------------------
             Total expenses                                                527,000               404,000
                                                                 -------------------
                                                                                        ------------------
         Net loss                                              $           (92,000)   $          (33,000)
                                                                 ===================    ==================
         Net loss allocable to the
              Partnership                                      $           (92,000)   $          (33,000)
                                                                 ===================    ==================
         Net loss recorded by the
              Partnership                                      $           (92,000)   $          (33,000)
                                                                 ===================    ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)
NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $89,866 and $78,869 as of June 30, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $377,000. Accumulated amortization were $26,294 and $23,062 as of June 30, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $8,998 and $39,703 were incurred during the three months ended June 30, 2002 and the year ended March 31, 2002, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                      June 30, 2002         March 31, 2002
                                                                  ----------------------   ------------------
         Interest payable to Local Limited Partnerships         $                86,666  $            86,602
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            35,916               41,918
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                   12,803                1,467
                                                                  ----------------------   ------------------

                                                                $               137,975  $           132,577
                                                                  ======================   ==================

The General Partners do not anticipate that the accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements.

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)
NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628, of which $531,808 had been advanced by June 30, 2002. Subsequent to June 30, 2002, a further $387,877 was disbursed by the Partnership to an escrow account for Lake Village Apartments under terms of the Agreement.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, has a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. Consequently, the Local Limited Partnership is in default of its loan covenants and the Housing Complex could be foreclosed on by the bank. Southern Hills is attempting to refinance the loan. The bank has issued a term sheet upon which a new loan will be granted, which contemplates a substantial reduction in principal. There can be no assurances that Southern Hills will be successful in its negotiations. Accordingly, Southern Hills is subject to the risk of foreclosure and sale of the Housing Complex by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Southern Hills, which totaled $1,185,000 (unaudited) at June 30, 2002. The accompanying financial statements do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

NOTE 8 - SUBSEQUENT EVENT
-------------------------

At June 30, 2002, loans receivable of $329,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest. On July 25, 2002, the $329,000 loan was repaid to the Partnership.

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

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at June 30, 2002 consisted primarily of $3,202,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $14,087,000 and $961,000 in loans receivable. Liabilities at June 30, 2002 primarily consisted of $2,359,000 due to limited partnerships, $51,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $87,000 in interest payable.

Results of Operations
---------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(117,000), reflecting an increase in loss of $(101,000) from the $(16,000) net loss for the three months ended June 30, 2001. The increase in net loss was primarily due to an increase of approximately $59,000 in equity in losses of limited partnerships, which increased to $(92,000) for the three month period ended June 30, 2002 from $(33,000) for the three month period ended June 30, 2001. In addition, a decrease in income from operations of $(42,000) from income of $17,000 to a loss of $(25,000) for the three months ended June 30, 2001 and 2002, respectively. The decrease in income from operations is caused primarily by the decrease of $(37,000) in interest income, from $50,000 to $13,000 for the three months ended June 30, 2001 compared to 2002, respectively, and an increase in accounting fees of $5,000 for the three months ended June 30, 2002.

 Cash Flows
 ----------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Net increase in cash during the three months ended June 30, 2002 was $316,000, compared to a net decrease in cash for the three months ended June 30, 2001 of $(267,000) reflecting an increase of $583,000. The increase in net cash provided is primarily due to an increase of $783,000 in cash provided by investing activities, due to additional capital contributions to Local Limited Partnerships. The increase in cash provided by investing activities was offset by a decrease of $(146,000) in net cash used in financing activities, due to the completion of syndication process, and a decrease in cash used in operating activities by $(54,000) to $(6,000) during the three months ended June 30, 2002 from $48,000 for the three months ended June 30, 2001.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.

Other Matters
-------------

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628, of which $531,808 had been advanced by June 30, 2002. Subsequent to June 30, 2002, a further $387,877 was disbursed by the Partnership to an escrow account for Lake Village Apartments under terms of the Agreement.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, has a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. Consequently, the Local Limited Partnership is in default of its loan covenants and the Housing Complex could be foreclosed on by the bank. Southern Hills is attempting to refinance the loan. The bank has issued a term sheet upon which a new loan will be granted, which contemplates a substantial reduction in principal. There can be no assurances that Southern Hills will be successful in its negotiations. Accordingly, Southern Hills is subject to the risk of foreclosure and sale of the Housing Complex by the lender, which would result in the loss and potential recapture of certain tax losses and the tax credits. As a result, there is an uncertainty as to the Partnership's ability to ultimately realize the carrying value of its investment in Southern Hills, which totaled $1,185,000 (unaudited) at June 30, 2002. The financial statements included elsewhere herein do not reflect any adjustments that may result from any unfavorable outcome that may occur upon the ultimate resolution of this uncertainty.

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

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  August 28, 2002




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 28, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 7 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.




/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 28, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 7 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.




/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 28, 2002