Form 10-Q/A
period 2002-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2002-12-17
CIK 1084067

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

Yes           No      X
    ---------    -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2002



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

          Balance Sheets
            September 30, 2002 and March 31, 2002 .............................3

          Statements of Operations
            For the three months and six months ended
            September 30, 2002 and 2001........................................4

          Statement of Partners' Equity (Deficit)
            For the six months ended September 30, 2002........................5

          Statements of Cash Flows
            For the six months ended September 30, 2002 and 2001...............6

          Notes to Financial Statements........................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.........16

   Item 4. Procedures and Controls............................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................16

   Item 5. Other Information..................................................16

   Item 6. Exhibits and Reports on Form 8-K...................................17

   Signatures ................................................................18

   Certifications.............................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                   September 30, 2002              March 31, 2002
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
                                                       ASSETS

Cash and cash equivalents                                     $               2,748,837      $              2,886,305
Funds held in escrow disbursement accounts                                            -                       591,512
Investments in limited partnerships (Note 3)                                 13,852,716                    13,125,199
Loans receivable (Note 2)                                                       624,241                       953,241
                                                                 -----------------------        ----------------------

                                                              $              17,225,794      $             17,556,257
                                                                 =======================        ======================


                                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Due to limited partnerships (Note 5)                       $               1,283,016      $              1,552,985
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           319,367                       132,577
                                                                 -----------------------        ----------------------

Total liabilities                                                             1,602,383                     1,685,562
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit):
   General Partner                                                               (2,378)                       (2,131)


   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
         September 30, and March 31, 2002)                                   15,625,789                    15,872,826
                                                                 -----------------------        ----------------------

Total partners' equity                                                       15,623,411                    15,870,695
                                                                 -----------------------        ----------------------

                                                              $              17,225,794      $             17,556,257
                                                                 =======================        ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                           2002                                        2001
                                          ----------------------------------------   -----------------------------------------
                                            Three Months            Six Months         Three Months             Six Months
                                          -----------------      -----------------   -----------------       -----------------

Interest income                         $          26,289      $          38,801   $          29,097       $          79,385
                                          -----------------      -----------------   -----------------       -----------------

Operating expenses:
     Amortization (Note 3)                         14,229                 28,458              14,229                  28,458
     Asset management fees (Note 4)                 8,998                 17,996               2,909                  13,466
     Legal and accounting fees                      7,542                 18,401               6,456                  11,416
     Other                                          5,918                  9,733               3,213                   6,381
                                          -----------------      -----------------   -----------------       -----------------

       Total operating expenses                    36,687                 74,588              26,807                  59,721
                                          -----------------      -----------------   -----------------       -----------------

Income (loss) from operations                     (10,398)               (35,787)              2,290                  19,664
                                          -----------------      -----------------   -----------------       -----------------

Equity in losses of limited
partnerships (Note 3)                            (119,392)              (211,497)           (104,839)               (138,396)
                                          -----------------      -----------------   -----------------       -----------------

Net loss                                $        (129,790)     $        (247,284)  $        (102,549)      $        (118,732)
                                          =================      =================   =================       =================

Net loss allocated to:
     General Partner                    $            (130)     $            (247)  $            (103)      $            (119)
                                          =================      =================   =================       =================

     Limited Partners                   $        (129,660)     $        (247,037)  $        (102,446)      $        (118,613)
                                          =================      =================   =================       =================

Net loss per limited partnership unit   $              (7)     $             (13)  $              (5)      $              (6)
                                          =================      =================   =================       =================

Outstanding weighted average
   limited partner units                           18,850                 18,850              18,850                  18,850
                                          =================      =================   =================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002
                                   (unaudited)



                                 General Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2002      $         (2,131)    $     15,872,826     $       15,870,695

Net loss                                                      (247)            (247,037)              (247,284)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at September 30, 2002  $         (2,378)    $     15,625,789     $       15,623,411
                                                    ================     ================     ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                                      2002                   2001
                                                                      ----                   ----
Cash flows from operating activities:
   Net loss                                                 $           (247,284)   $         (118,732)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization                                                        28,458                28,458
      Equity in losses of limited partnerships                           211,497               138,396
      Accrued interest payable                                           183,888                     -
      Accrued interest receivable                                              -                13,967
      Accrued fees and expenses due to General
       Partner and affiliates                                              2,902                40,522
                                                               -------------------      ----------------

Net cash provided by operating activities                                179,461               102,611
                                                               -------------------      ----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                             (975,694)           (6,212,662)
   Funds held in escrow disbursement account                             591,512             4,510,172
   Loans receivable                                                      329,000               272,379
   Distributions from limited partnerships                                 8,222                     -
   Notes payable to limited partnerships                                (269,969)                    -
                                                               -------------------      ----------------

Net cash used in investing activities                                   (316,929)           (1,430,111)
                                                               -------------------      ----------------

Cash flows from financing activities:
   Capital contributions                                                       -               435,750
   Offering expenses                                                           -                (7,140)
                                                               -------------------      ----------------

Net cash provided by financing activities                                      -               428,610
                                                               -------------------      ----------------

Net decrease in cash and cash equivalents                               (137,468)             (898,890)
                                                               -------------------      ----------------

Cash and cash equivalents, beginning of period                         2,886,305             5,103,916
                                                               -------------------      ----------------

Cash and cash equivalents, end of period                    $          2,748,837     $       4,205,026
                                                               ===================      ================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Taxes paid                                            $                800     $             800
                                                               ===================      ================

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

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 7, (a California Limited Partnership) (the "Partnership") was formed on June 16, 1997 under the laws of the state of California. The Partnership began operations on September 3, 1999, the effective date of its public offering pursuant to Security and Exchange approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed with the Securities and Exchange Commission on July 16, 1999. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership will retain responsibility for maintaining, operating and managing the Housing Complex.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2002, 18,850 Units representing subscriptions in the amount of $18,828,745 had been sold, net of volume discounts of $45 and $21,210 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of September 30, 2002 and March 31, 2002.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002 the Partnership had cash equivalents of $1,016,000 and $1,000,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect SFAS 146 to have a material impact on the Partnership's financial position or results of operations.

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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At September 30, 2002, notes receivable of $624,241 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See
Note 7).

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2002 and March 31, 2002, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 452 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of December 4, 2002, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the period ended December 31, 2001. As a result, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed statements of operations presented herein. The Partnership's investment in Lake Village Apartments totaled $3,833,980 (unaudited) at September 30, 2002. The Partnership's interest in the results of operations of Lake Village Apartments totaled $0 (unaudited) for the periods ended September 30, 2002 and 2001. The Lake Village Apartments Housing Complex completed its construction on June 21, 2002; as a result, no equity in losses have been recorded.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
              For the Three and Six Months Ended September 30, 2002
                                   (unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                For the Six Months             For the Year
                                                                      Ended                        Ended
                                                                September 30, 2002            March 31, 2002
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, beginning of period   $            13,125,199   $                  9,482,570
  Capital contributions paid, net                                           600,492                      4,013,757
  Capital contributions payable                                             467,751                        310,954
  Equity in losses of limited partnerships                                 (211,497)                      (622,249)
  Distributions received from limited partnerships                           (8,222)                             -
  Amortization of capitalized acquisition fees and costs                    (28,458)                       (56,916)
  Tax credit adjustment                                                     (92,549)                        (2,917)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            13,852,716   $                 13,125,199
                                                              =======================   ============================

Selected financial information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                       COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2002                   2001
                                                                 -------------------    ------------------

         Revenue                                               $           972,000    $          837,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                                361,000               376,000
           Depreciation                                                    323,000               150,000
           Operating expenses                                              500,000               450,000
                                                                 -------------------    ------------------
             Total expenses                                              1,184,000               976,000
                                                                 -------------------    ------------------
         Net loss                                              $          (212,000)   $         (139,000)
                                                                 ===================    ==================

          Net loss allocable to the Partnership                $          (211,000)   $         (139,000)
                                                                 ===================    ==================

          Net loss recorded by the Partnership                 $          (211,000)   $         (138,000)
                                                                 ===================    ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                   For the Six Months Ended September 30, 2002
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $100,863 and $78,869 as of September 30, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $377,000. Accumulated amortization was $29,526 and $23,062 as of September 30, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $17,996 and $13,466 were incurred during the six months ended September 30, 2002 and September 30, 2001, respectively. The Partnership paid the General Partner or its affiliates $22,500 and $19,500 of those fees during the six months ended September 30, 2002 and 2001, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                   September 30, 2002       March 31, 2002
                                                                  ----------------------   ------------------
         Interest and insurance proceeds payable to             $               270,490  $            86,602
           Local Limited Partnerships
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            37,414               41,918
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                    8,873                1,467
                                                                  ----------------------   ------------------

                                                                $               319,367  $           132,577
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

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628, an amount of $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. An amount of $544,241 had been advanced to Lake Village by September 30, 2002. Subsequent to September 30, 2002, $467,751 of this advance was applied to capital contributions.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a loan of $80,000 from the Partnership to Southern Hills. The Partnerships loan was subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible.

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

The following discussion and analysis compares the results of operations for the fiscal quarter ended September 30, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $2,749,000 in cash and cash equivalent, aggregate investments in the thirteen Local Limited Partnerships of $13,853,000 and $624,000 in loans receivable. Liabilities at September 30, 2002 primarily consisted of $1,283,000 due to limited partnerships, $49,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $270,000 in interest and insurance proceeds payable.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(130,000), reflecting an increase in loss of $(27,000) from the $(103,000) net loss for the three months ended September 30, 2001. The increase in net loss was primarily due to an increase of approximately $(14,000) in equity in losses of limited partnerships, which increased to $(119,000) for the three month period ended September 30, 2002 from $(105,000) for the three month period ended September 30, 2001. The increase in equity in losses from limited partnerships along with a change in income/(loss) from operations of $(13,000) to a loss of $(11,000), for the three months ended September 30, 2002 from an income of $2,000 for the three months ended September 30, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $3,000, an increase in asset management fees of $6,000 along with an increase in other operating expenses of $4,000 for the three months ended September 30, 2002.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(247,000), reflecting an increase in loss of $(128,000) from the $(119,000) net loss for the six months ended September 30, 2001. The increase in net loss was primarily due to an increase of approximately $(73,000) in equity in losses of limited partnerships, which increased to $(211,000) for the six month period ended September 30, 2002 from $(138,000) for the six month period ended September 30, 2001 along with an increase of approximately $(55,000) in loss from operations, which increased to $(36,000) for the six month period ended September 30, 2002 from $20,000 for the six month period ended September 30, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $40,000, an increase in asset management fees of $5,000, an increase in legal and accounting fees of $7,000 and an increase in other operating expenses of $3,000 for the six months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. Net decrease in cash during the six months ended September 30, 2002 was $(137,000), compared to a net decrease in cash for the six months ended September 30, 2001 of $(899,000) reflecting a decrease of $762,000 net cash used. The decrease in net cash used is due to a decrease of $1,113,000 in cash used by investing activities, which was primarily due to a decrease in payments of capital contributions to Local Limited Partnerships. The decrease in cash used in investing activities was offset by an increase of $77,000 in net cash provided by operating activities and a decrease of $428,000 in cash provided by financing activities as the syndication process is completed.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements.


Other Matters

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628, an amount of $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. An amount of $544,241 had been advanced to Lake Village by September 30, 2002. Subsequent to September 30, 2002, $467,751 of this advance was applied to capital contributions.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a loan of $80,000 from the Partnership to Southern Hills. The Partnerships loan was subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible.


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

Impact of New Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect SFAS 146 to have a material impact on the Partnership's financial position or results of operations.

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




By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 9, 2002

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 7;

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

     Date: December 9, 2002


     /s/ Wilfred N. Cooper, Jr
     -------------------------

     [Signature]

     President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 7;

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