Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2003-04-09
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

             _   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                   Commission file number:      333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7


                              California 33-07615
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)


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


                               INDEX TO FORM 10-Q

                For the Quarterly Period Ended December 31, 2002




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

          Balance Sheets
            December 31, 2002 and March 31, 2002 ............................3

          Statements of Operations
            For the three months and nine months ended
            December 31, 2002 and 2001........................................4

          Statement of Partners' Equity (Deficit)
            For the nine months ended December 31, 2002.......................5

          Statements of Cash Flows
            For the nine months ended December 31, 2002 and 2001..............6

          Notes to Financial Statements.......................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........16

   Item 4. Controls and Procedures...........................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.................................................16

   Item 5. Other Information.................................................16

   Item 6. Exhibits and Reports on Form 8-K..................................17

   Signatures ...............................................................18

   Certifications............................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS





                                                                   December 31, 2002               March 31, 2002
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
                                                       ASSETS

Cash and cash equivalents                                     $               2,744,520      $              2,886,305
Funds held in escrow disbursement accounts                                            -                       591,512
Investments in limited partnerships (Note 3)                                 13,459,688                    13,125,199
Loans receivable (Note 2)                                                       133,727                       953,241
                                                                 -----------------------        ----------------------

                                                              $              16,337,935      $             17,556,257
                                                                 =======================        ======================


                                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Payables to limited partnerships (Note 5)                  $                 815,265      $              1,552,985
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           310,166                       132,577
                                                                 -----------------------        ----------------------

Total liabilities                                                             1,125,431                     1,685,562
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit):
   General Partner                                                               (2,789)                       (2,131)


   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
         December 31, and March 31, 2002)                                    15,215,293                    15,872,826
                                                                 -----------------------        ----------------------

Total partners' equity                                                       15,212,504                    15,870,695
                                                                 -----------------------        ----------------------

                                                              $              16,337,935      $             17,556,257
                                                                 =======================        ======================


                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                           2002                                        2001
                                          ----------------------------------------   -----------------------------------------
                                            Three Months           Nine Months         Three Months            Nine Months
                                          -----------------      -----------------   -----------------       -----------------

Interest income                         $           8,582      $          47,383   $           23,357      $         102,742
                                          -----------------      -----------------   -----------------       -----------------

Operating expenses:
     Amortization (Note 3)                         14,229                 42,687               14,229                 42,687
     Asset management fees (Note 4)                16,719                 34,715               12,405                 25,871
     Legal and accounting fees                      7,768                 26,169               17,835                 29,251
     Other                                          2,974                 12,707               28,938                 35,319
                                          -----------------      -----------------   -----------------       -----------------

       Total operating expenses                    41,690                116,278               73,407                133,128
                                          -----------------      -----------------   -----------------       -----------------

Loss from operations                              (33,108)               (68,895)            (50,050)               (30,386)
                                          -----------------      -----------------   -----------------       -----------------

Equity in losses of limited
partnerships (Note 3)                            (377,799)              (589,296)            (64,289)               (202,685)
                                          -----------------      -----------------   -----------------       -----------------

Net loss                                $        (410,907)     $        (658,191)  $        (114,339)      $       (233,071)
                                          =================      =================   =================       =================

Net loss allocated to:
     General Partner                    $            (411)     $            (658)  $            (114)      $           (233)
                                          =================      =================   =================       =================

     Limited Partners                   $        (410,496)     $        (657,533)  $        (114,225)      $       (232,838)
                                          =================      =================   =================       =================

Net loss per limited partnership unit   $             (22)     $             (35)  $              (6)      $             (13)
                                          =================      =================   =================       =================

Outstanding weighted average
   limited partner units                           18,850                 18,850              18,550                  18,550
                                          =================      =================   =================       =================



                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)



                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2002      $         (2,131)    $     15,872,826     $       15,870,695

Net loss                                                      (658)            (657,533)              (658,191)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at December 31, 2002   $         (2,789)    $     15,215,293     $       15,212,504
                                                    ================     ================     ==================



                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                                      2002                   2001
                                                                      ----                   ----
Cash flows from operating activities:
   Net loss                                                 $            (658,191)   $         (233,071)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization                                                        42,687                42,687
      Equity in losses of limited partnerships                           589,296               202,685
      Accrued interest receivable                                              -                38,738
      Accrued fees and expenses due to General
       Partner and affiliates                                            177,589                 8,614
                                                               -------------------      ----------------

Net cash provided by operating activities                                151,381                59,653
                                                               -------------------      ----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                            (1,225,662)           (6,479,024)
   Funds held in escrow disbursement account                             591,512             5,047,972
   Loans receivable                                                      331,762               220,196
   Distributions from limited partnerships                                 9,222                     -

                                                               -------------------      ----------------

Net cash used in investing activities                                    (293,166)           (1,210,856)
                                                               -------------------      ----------------

Cash flows from financing activities:
   Capital contributions                                                       -               435,750
   Offering expenses                                                           -                 (7,140)
                                                               -------------------      ----------------

Net cash provided by financing activities                                      -               428,610
                                                               -------------------      ----------------

Net decrease in cash and cash equivalents                                (141,785)             (722,593)
                                                               -------------------      ----------------

Cash and cash equivalents, beginning of period                         2,886,305             5,103,916
                                                               -------------------      ----------------

Cash and cash equivalents, end of period                    $          2,744,520     $       4,381,323
                                                               ===================      ================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
      Taxes paid                                            $                800     $             800
                                                               ===================      ================

      Application of notes receivable to
      Payables to limited partnerships                      $             487,752    $                -
                                                               ===================      ================

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2002, 18,850 Units representing subscriptions in the amount of $18,828,745 had been sold, net of volume discounts of $45 and $21,210 of dealer discounts, had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Offering Expenses

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of December 31, 2002 and March 31, 2002.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002 the Partnership had cash equivalents of $1,020,000 and $1,000,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At December 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassification

Certain prior period balances have been reclassified to conform to the presentation for the nine months ended December 31, 2002.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At December 31, 2002, loans receivable of $133,727 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See
Note 7). One of the loans in the amount of $80,000, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2002 and March 31, 2002, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 446 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of December 31, 2002, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the period ended December 31, 2001. As a result, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed statements of operations presented herein. The Partnership's investment in Lake Village Apartments totaled $3,695,926 at December 31, 2002. The Partnership's interest in the results of operations of Lake Village Apartments totaled $(138,054) and $0 (unaudited) for the nine months ended December 31, 2002 and 2001. The Lake Village Apartments Housing Complex completed its construction on June 21, 2002.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Nine Months             For the Year
                                                                      Ended                        Ended
                                                                December 31, 2002             March 31, 2002
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, beginning of period   $            13,125,199   $                  9,482,570
  Capital contributions paid, net                                           763,079                      4,013,757
  Capital contributions payable                                              212,615                       310,954
  Equity in losses of limited partnerships                                 (589,296)                      (622,249)
  Distributions received from limited partnerships                           (9,222)                             -
  Amortization of capitalized acquisition fees and costs                    (42,687)                       (56,916)
  Tax credit adjustment                                                           -                         (2,917)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            13,459,688   $                 13,125,199
                                                              =======================   ============================

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                       COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2002                   2001
                                                                 -------------------    ------------------

         Revenue                                               $         1,448,000    $       1,158,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                               478,000               431,000
           Depreciation                                                   483,000               310,000
           Operating expenses                                             938,000               620,000
                                                                 -------------------    ------------------
             Total expenses                                             1,899,000              1,361,000
                                                                 -------------------
                                                                                        ------------------
         Net loss                                              $        (451,0000)    $        (203,000)
                                                                 ===================    ==================

          Net loss allocable to the Partnership                $        (451,0000)    $        (203,000)
                                                                 ===================    ==================

         Net loss allocable to the Partnership
           from Lake Village                                             (138,000)                     -

          Net loss recorded by the Partnership                 $        (589,0000)    $        (203,000)
                                                                 ===================    ==================

              WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $111,860 and $78,869 as of December 31, 2002 and March 31, 2002, respectively.

     (b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $377,000. Accumulated amortization was $32,758 and $23,062 as of December 31, 2002 and March 31, 2002, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $34,715 and $25,871 were incurred during the nine months ended December 31, 2002 and December 31, 2001, respectively. The Partnership paid the General Partner or its affiliates $40,133 and $19,500 of those fees during the nine months ended December 31, 2002 and 2001, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    December 31, 2002       March 31, 2002
                                                                  ----------------------   ------------------
         Interest and insurance proceeds payable to             $               270,490  $            86,602
           Local Limited Partnerships
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            36,500               41,918
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                      586                1,467
                                                                  ----------------------   ------------------

                                                                $               310,166  $           132,577
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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, an amount of $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. An amount of $544,241 had been advanced to Lake Village by September 30, 2002. On October 30, 2002, $467,751 of this advance was applied to capital contributions.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a 20 year loan of $80,000 from the Partnership to Southern Hills. The Partnership's loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects the $80,000 loan to be collectible in full.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2002 consisted primarily of $2,745,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $13,460,000 and $134,000 in loans receivable. Liabilities at December 31, 2002 primarily consisted of $815,000 due to limited partnerships, $40,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $270,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(411,000), reflecting an increase in loss of $(297,000) from the $(114,000) net loss for the three months ended December 31, 2001. The increase in net loss was primarily due to an increase of approximately $(314,000) in equity in losses of limited partnerships, which increased to $(378,000) for the three month period ended December 31, 2002 from $(64,000) for the three month period ended December 31, 2001, due to the completion of construction and lease-up of additional properties. The increase in equity in losses from limited partnerships was offset by a decrease in loss from operations of $(17,000) to a loss of $(33,000), for the three months ended December 31, 2002 from a loss of $(50,000) for the three months ended December 31, 2001. The decrease in loss from operations was primarily due to a decrease in interest income of $14,000 due to lower interest rates and balance of cash on hand, an increase in asset management fees of $4,000, which was offset by decreases in legal and accounting fees or $1,000 and other operating expenses of $(26,000) for the three months ended December 31, 2002.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(658,000), reflecting an increase in loss of $(425,000) from the $(233,000) net loss for the nine months ended December 31, 2001. The increase in net loss was primarily due to an increase of approximately $(386,000) in equity in losses of limited partnerships, which increased to $(589,000) for the nine month period ended December 31, 2002 from $(203,000) for the nine month period ended December 31, 2001. Along with the increase in equity in losses from limited partnerships, loss from operations increased by $(39,000) to $(69,000) for the nine month period ended December 31, 2002 from $(30,000) for the nine month period ended December 31, 2001. The increase in loss from operations was primarily due to a decrease in interest income of $56,000 due to lower interest rates and balance of cash on hand, an increase in asset management fees of $9,000, which was offset by decreases in legal and accounting fees and other operating expenses of $(25,000) for the three months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net decrease in cash during the nine months ended December 31, 2002 was $(142,000), compared to a net decrease in cash for the nine months ended December 31, 2001 of $(723,000) reflecting a decrease of $581,000 net cash used. The decrease in net cash used is due to a decrease of $918,000 in cash used by investing activities, which was primarily due to a decrease in payments of capital contributions to Local Partnerships. The decrease in cash used in investing activities was offset by an increase of $91,000 in net cash provided by operating activities and a decrease of $429,000 in cash provided by financing activities as the syndication process is completed.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements.


Other Matters

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, an amount of $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. An amount of $544,241 had been advanced to Lake Village by December 31, 2002. Subsequent to December 31, 2002, $467,751 of this advance was applied to capital contributions. Construction of the development has completed and the management company is in the process of leasing the units.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan due in March 2002 was not repaid. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a 20 year loan of $80,000 from the Partnership to Southern Hills. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         NOT APPLICABLE

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partnership's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 5. Other Information

     Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.

1. NONE

(b) Exhibits.

99.1  Certification  pursuant to 18 U.S.C.  Section 1350 as adopted  pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  February 25, 2003




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 25, 2003

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  February 25, 2003


         /s/ Wilfred N. Cooper, Jr
         -------------------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  February 25, 2003


         /s/ Thomas J. Riha
         ------------------

         Vice-President and Chief Financial Officer of WNC & Associates, Inc.