Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2003-07-30
CIK 1084067

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2003

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
Yes          No     X
    ------      ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated April 1, 1999 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the 13 Housing Complexes as of the dates and for the periods indicated:

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
2nd                                 Larry C. Porter
Fairhaven,           Federalsburg,  and Carter
LLC                  Maryland       Chinniss              $ 360,000       $ 360,000        18      100%       $ 470,000    $ 996,000

ACN Southern
Hills
Partners II,         Oskaloosa,     ACN
L.P.                 Iowa           Partnership           1,284,000       1,284,000        30       80%       1,792,000      462,000

                                    Lewis F.
                                    Weinberg
                                    Weinberg,
                                    Investments,
Hickory                             Inc. and
Lane                 Sioux          Sioux Falls
Partners,            City,          Environmental
L.P.                 Iowa           Access, Inc.            633,000         472,000        40      100%         845,000    3,178,000

Lake                                Quad Cities
Village                             Redevelopment
Apartments,          Kewanee,       Resources,
L.P.                 Illinois       Inc.                  3,834,000       3,834,000        50       82%       3,972,000            *

Montrose
County
Estates                             Raymond T.
Limited                             Cato, Jr.,
Dividend                            Christopher
Housing                             R. Cato and
Association,         Montrose,      Kenneth
L.P.                 Michigan       Bradner                 487,000         450,000        32      100%         747,000      687,000

Ozark                               ERC
Properties           Ozark,         Properties,
III                  Arkansas       Inc.                    300,000         300,000        24       96%         393,000      836,000

                                    Lewis F.
                                    Weinberg,
                                    Weinberg
                                    Investments,
Pierce                              Inc. and
Street               Sioux          Sioux Falls
Partners,            City,          Environmental
L.P.                 Iowa           Access, Inc.          1,740,000       1,740,000        86       90%       1,729,000    4,100,000

Red Oaks             Holly          Douglas B.
Estates,             Springs,       Parker and
L.P.                 Mississippi    Billy D. Cobb           242,000         242,000        24      100%         337,000      730,000

School               Albany,        Bradley V.
Square, L.P.         Minnesota      Larson
                                                            286,000         286,000        17       88%         397,000      994,000

*     Results of Lake Village Apartments, L.P. have not been audited and thus have been excluded.  See Note 3 to the financial statements and report of independent certified public accountants.


                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Stroud                              NHS/ERC
Housing                             Housing
Associates,          Stroud,        Company,
L.P.                 Oklahoma       LLC                     891,000         847,000        36       81%       1,519,000      750,000

Tahlequah            Tahlequah,     ERC Properties,
Properties IV        Oklahoma       Inc.                    375,000         375,000        24      100%         491,000      844,000

                                    Curtis G.
                                    Carlson Co.,
                                    Inc., M.F.
                                    Carlson Co.,
Timberwolf           Deer           Inc.,and
Townhomes,           River,         Robert
L.P.                 Minnesota      Carlson                 469,000         425,000        20      100%         685,000    1,348,000

                                    Harold E.
United               West           Buehler, Sr.
Development,         Memphis,       and Jo Ellen
L.P.                 Arkansas       Buehler               2,250,000       2,200,000        51       96%      3,000,0000    1,095,000
                                                       ------------    ------------       ---       ---     -----------  -----------

                                                       $ 13,151,000    $ 12,815,000       452       92%     $16,377,000  $16,020,000
                                                       ============    ============       ===       ===     ===========  ===========


                                     For the year ended December 31, 2002             Low Income Housing Credits
                                                              Net Income        Credits Allocated to      Year to be
         Partnership Name               Rental Income           (Loss)               Partnership       First Available

2nd Fairhaven, LLC                               $ 107,000         $(30,000)                    99.98%             2000

ACN Southern Hills
Partners II, L.P.                                  129,000          (73,000)                    99.98%             2001

Hickory Lane
Partners, L.P.                                     274,000         (156,000)                    99.98%             2001

Lake Village
Apartments, L.P.                                         *                *                     99.98%             2002

Montrose County Estates Limited
Dividend Housing Association, L.P.                 122,000          (18,000)                    99.98%             2001

Ozark Properties III                                91,000          (24,000)                    99.98%             2001

Pierce Street
Partners, L.P.                                     622,000         (153,000)                    99.98%             2001

Red Oaks
Estates, L.P.                                       19,000          (20,000)                    99.98%             2000

School Square, L.P.                                109,000          (26,000)                    99.98%             2000

Stroud Housing Associates, L.P.                    103,000         (140,000)                    99.98%             2001

Tahlequah Properties IV                            100,000          (60,000)                    99.98%             2001

Timberwolf Townhomes, L.P.                          49,000          (41,000)                    99.98%             2002

United Development, L.P.                           209,000            5,000                     99.98%             2002
                                               -----------       ----------
                                               $ 1,934,000       $ (736,000)
                                               ===========       ==========

------------------------------------------------------------------------------------------------------------------------

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

(b)       At March 31, 2003, there were 937 Limited Partners.

(c)       The  Partnership  was not  designed to provide cash  distributions  to
          Limited   Partners  in   circumstances   other  than   refinancing  or
          disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                             March 31
                                            ----------------------------------------------------------------------------

                                                 2003               2002                2001                 2000
                                            ---------------    ---------------     ----------------     ----------------

ASSETS

Cash and cash equivalents                 $      2,246,731   $      2,886,305    $       5,103,916    $       4,295,471
Funds held in escrow
  disbursement account                                   -            591,512            5,664,138              142,815
Subscriptions and notes
  receivable                                             -                  -              398,750              579,000
Investments in limited
  partnerships, net                             13,051,155         13,125,199            9,482,570            1,284,221
Loans receivable                                   212,019            953,241            1,080,974              154,000
Accrued interest receivable                              -                  -               65,377                4,635
Other assets                                             -                  -                  188                  810
                                            ---------------    ---------------     ----------------     ----------------

                                          $     15,509,905   $     17,556,257    $      21,795,913    $       6,460,952
                                            ===============    ===============     ================     ================
LIABILITIES

Payables to limited partnerships          $        336,428   $      1,552,985    $       5,142,481    $         502,601
Accrued fees and expenses due to
  general partner and affiliates                   277,080            132,577              112,886              145,659
                                            ---------------    ---------------     ----------------     ----------------

                                                   613,508          1,685,562            5,255,367              648,260

PARTNERS' EQUITY                                14,896,397         15,870,695           16,540,546            5,812,692
                                            ---------------    ---------------     ----------------     ----------------

                                          $     15,509,905   $     17,556,257    $      21,795,913    $       6,460,952
                                            ===============    ===============     ================     ================

Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended March 31, 2003, 2002, 2001 and for the period from September 3, 1999 (date operations commenced) to March 31, 2000:

                                                                                                             For The
                                                                                                           Period From
                                                                   For The                                September 13,
                                                                  Years Ended                                  1999
                                                                    March 31                               to March 31
                                              -----------------------------------------------------     -------------------

                                                  2003              2002                2001                   2000
                                              -------------     -------------     -----------------     -------------------
Income (loss) from operations               $      (52,092)   $      (77,462)$             233,508    $             27,702
Equity in losses of limited
  Partnerships                                    (922,206)         (622,249)              (90,404)                      -
                                              -------------     -------------     -----------------     -------------------
Net income (loss)                           $     (974,298)   $     (699,711)$             143,104    $             27,702
                                              =============     =============     =================     ===================

Net income (loss) allocated to:
  General partner                           $         (974)   $         (700)$                 143    $                 28
                                              =============     =============     =================     ===================
  Limited partners                          $     (973,324)   $     (699,011)$             142,961    $             27,674
                                              =============     =============     =================     ===================

Net income  (loss) per limited partner
  unit                                      $       (51.64)   $       (37.08)   $            10.13    $               5.73
                                              =============     =============     =================     ===================

Outstanding weighted limited
  partner units                                     18,850            18,850                14,110                   4,831
                                              =============     =============     =================     ===================

                                                                                                             For The
                                                                                                           Period From
                                                                    For The                               September 13,
                                                                  Years Ended                                  1999
                                                                    March 31                               to March 31
                                              -----------------------------------------------------     -------------------

                                                  2003              2002                2001                   2000
                                              -------------     -------------     -----------------     -------------------

Net cash provided by (used in):
  Operating activities                      $      198,914    $       83,855    $          304,387    $             27,424
  Investing activities                            (838,488)       (2,710,931)          (10,183,597)             (1,037,023)
  Financing activities                                   -           409,465            10,687,655               5,305,070
                                              -------------     -------------     -----------------     -------------------

Net change in cash and cash
  equivalents                                     (639,574)       (2,217,611)              808,445               4,295,471

Cash and cash equivalents,
  beginning of period                            2,886,305         5,103,916             4,295,471                       -
                                              -------------     -------------     -----------------     -------------------

Cash and cash equivalents, end
  of period                                 $    2,246,731    $    2,886,305    $        5,103,916    $          4,295,471
                                              =============     =============     =================     ===================

Low Income Housing Credit per Unit was as follows for the period ended December 31:

                                                          2002              2001              2000                1999
                                                      --------------    --------------    --------------     ---------------
Federal                                             $            64   $            35   $             5    $              -
State                                                             -                 -                 -                   -
                                                      --------------    --------------    --------------     ---------------

Total                                               $            64   $            35   $             5    $              -
                                                      ==============    ==============    ==============     ===============

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $2,247,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $13,051,000 and $212,000 in loans receivable. Liabilities at March 31, 2003 primarily consisted of $336,000 due to limited partnerships, and $277,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(974,000), reflecting an increase of $(274,000) from the net loss $700,000 experienced for the year ended March 31, 2002. The change in net loss is primarily due to equity in losses of limited partnerships which increased by $(300,000) to $(922,000) for the year ended March 31, 2003 from $(622,000) for the year ended March 31, 2002, offset by a decrease in loss from operations of $25,000. The increase in equity in losses of limited partnerships was mainly due to the completion of construction and rent up of certain Local Limited Partnerships.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(700,000), reflecting a change of $(843,000) from the net income of $143,000 experienced for the year ended March 31, 2001. The change in net income(loss) is primarily due to equity in losses of limited partnerships which increased by $(532,000) to $(622,000) for the year ended March 31, 2002 from $(90,000) for the year ended March 31, 2001, along with a change in income(loss) from operations of $311,000. The increase in equity in losses of limited partnerships was mainly due to the completion of construction and rent up of certain Local Limited Partnerships. Loss from operations increased largely due to a reduction in interest income of $199,000 as cash has used for investments in Local Limited Partnerships and an increase in operating expenses of $112,000 due to ramp up of operations as fund became fully invested and an increase in other expenses of $77,000 relating to a write-off of interest receivable deemed uncollectible.

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(640,000), compared to net cash used for the year ended March 31, 2003 of $(2,218,000). Net cash flows provided by financing activities decreased by $409,000 as a result of the completion of the offering. Net cash flows used in investing activities decreased by $1,872,000 to $(838,000) for the year ended March 31, 2003 from $(2,711,000) for the year ended March 31, 2002 due primarily to a decrease in net investments in limited partnerships of $(6,355,000) offset by a decrease in the amount of cash released from escrow of $4,481,000. Net cash flows from operating activities increased by $115,000 to net cash provided by operating activities of $199,000 for the year ended March 31, 2003 from net cash provided by operating activities of $84,000 for the year ended March 31, 2002 largely due to a reduction in other expenses.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(2,218,000), compared to net cash provided for the year ended March 31, 2001 of $808,000. Net cash flows provided by financing activities decreased by $10,278,000 as a result of the completion of the offering. Net cash flows used in investing activities decreased by $7,473,000 to $(2,711,000) for the year ended March 31, 2002 from $(10,184,000)
for the year ended March 31, 2001 due primarily to a decrease in cash paid into escrow and a release of cash from escrow of $10,594,000, offset by a increase in the net investment in Local Limited Partnerships of $5,276,000. Net cash flows from operating activities decreased by $220,000 to net cash provided by operating activities of $84,000 for the year ended March 31, 2002 from net cash provided by operating activities of $304,000 for the year ended March 31, 2001 largely due to a significant increase in other expenses and a significant reduction in interest income.

Other Matters

As of July 8, 2003, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the years ended December 31, 2002 and 2001. As a result of this limitation in scope, the Partnership's independent certified public accountants have qualified their report with respect to their audit of the Partnership's 2003 and 2002 financial statements. Furthermore, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Lake Village Apartments totaled $3,722,000 (unaudited) and $2,978,000 (unaudited) at March 31, 2003 and 2002.
The Partnership's equity interest in the net losses of operations of Lake Village Apartments totaled $(137,499) (unaudited) and $0 (unaudited) for the years ended March 31, 2003 and 2002.

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions leaving a balance of $55,246 which is included in loans receivable. Construction of the development is completed and the facility has reached 82% occupancy.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a 20-year loan of $80,000 from the Partnership to Southern Hills. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.


Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                     2004        2005       2006        2007       2008      Thereafter     Total

                                   ----------  ---------  ---------   ---------  ---------  ------------  -----------

Asset Management Fees            $   106,337 $   57,297 $   57,297  $   57,297 $   57,297 $   2,119,989 $  2,455,514
Capital Contributions Payable
   to Lower Tier Partnerships        336,428          -          -           -          -             -      336,428
                                   ----------  ---------  ---------   ---------  ---------  ------------  -----------
Total contractual cash
obligations                      $   442,756 $   57,297 $   57,297  $   57,297 $   57,297 $   2,119,989 $  2,791,942
                                   ==========  =========  =========   =========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March 31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 4 and 6 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7



We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 46% and 36% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 84%, 78% and 35% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

As more thoroughly discussed in Note 3 to the financial statements, the Partnership was unable to obtain audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the years ended December 31, 2002 and 2001. The Partnership's investment in Lake Village Apartments totaled $3,722,000 (unaudited) and $2,978,000 (unaudited) as of March 31, 2003 and 2002, respectively. The Partnership's equity interest in the net losses of Lake Village totaled $137,000 (unaudited) for the year ended March 31, 2003. As the housing complex of Lake Village Apartments was under construction, there were no results of operations recorded by the Partnership with respect to its investment in Lake Village Apartments during the years ended March 31, 2002 and 2001.

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2002 and 2001 financial statements of Lake Village Apartments been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, and in conformity with accounting principles generally accepted in the United States of America.




                                        /s/    BDO SEIDMAN, LLP

Costa Mesa, California
July 8, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                             March 31, 2003 and 2002


                                                                                           2003             2002
                                                                                       -------------    -------------
ASSETS

Cash and cash equivalents                                                            $    2,246,731   $    2,886,305
Funds held in escrow disbursement account (Note 8)                                                -          591,512
Investments in limited partnerships (Note 3)                                             13,051,155       13,125,199
Loans receivable (Notes 2 and 8)                                                            212,019          953,241
                                                                                       -------------    -------------

                                                                                     $   15,509,905   $   17,556,257
                                                                                       =============    =============

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 6)                                              $      336,428   $    1,552,985
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                                        277,080          132,577
                                                                                       -------------    -------------

     Total liabilities                                                                      613,508        1,685,562
                                                                                       -------------    -------------

Commitments and contingencies (Note 3 and 8)

Partners' equity (deficit)
   General partner                                                                           (3,105)          (2,131)
   Limited partners (25,000 units authorized, 18,850
     units outstanding at March 31, 2003 and 2002)                                       14,899,502       15,872,826
                                                                                       -------------    -------------

     Total partners' equity                                                              14,896,397       15,870,695
                                                                                       -------------    -------------

                                                                                     $   15,509,905   $   17,556,257
                                                                                       =============    =============

See report of independent certified public accountants and accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS




                                                                            For The Years Ended March 31
                                                                   -----------------------------------------------

                                                                       2003             2002             2001
                                                                   --------------   -------------     ------------

Interest income                                                  $        93,654  $      144,543    $     343,152
Other income                                                               7,000               -                -
                                                                   --------------   -------------     ------------

                                                                         100,654         144,543          343,152
                                                                   --------------   -------------     ------------

Operating expenses:
   Amortization (Notes 3 and 4)                                           56,916          56,916           40,617
   Asset management fees (Note 4)                                         47,255          39,703           34,573
   Other                                                                  48,575         125,386           34,454
                                                                   --------------   -------------     ------------

    Total operating expenses                                             152,746         222,005          109,644
                                                                   --------------   -------------     ------------

Income (loss) from operations                                            (52,092)        (77,462)         233,508

Equity in losses of limited
  partnerships (Note 3)                                                 (922,206)       (622,249)         (90,404)
                                                                   --------------   -------------     ------------

Net income (loss)                                                $      (974,298) $     (699,711)   $     143,104
                                                                   ==============   =============     ============

Net income (loss) allocated to:
   General Partner                                               $          (974) $         (700)   $         143
                                                                   ==============   =============     ============

   Limited Partners                                              $      (973,324) $     (699,011)   $     142,961
                                                                   ==============   =============     ============

Net income(loss) per limited partner unit                        $        (51.64) $       (37.08)   $       10.13
                                                                   ==============   =============     ============

Outstanding weighted limited partner units                                18,850          18,850           14,110
                                                                   ==============   =============     ============


See report of independent certified public accountants and accompanying notes to financial statements
                                       19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $           (301) $       5,812,993    $      5,812,692

Sale of limited partnership units, net of
   discounts of $14,030                                                  -         11,688,970          11,688,970

Collection of promissory notes receivable, net
   (Note 8)                                                              -            397,000             397,000

Offering expenses                                                   (1,266)        (1,498,954)         (1,500,220)

Withdrawal of initial limited partner                                    -             (1,000)             (1,000)

Net income                                                             143            142,961             143,104
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                        (1,424)        16,541,970          16,540,546

Collection of promissory notes receivable, net                           -             37,000              37,000

Offering expenses                                                       (7)            (7,133)             (7,140)

Net loss                                                              (700)          (699,011)           (699,711)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                        (2,131)        15,872,826          15,870,695

Net loss                                                              (974)          (973,324)           (974,298)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003              $         (3,105 )$      14,899,502    $     14,896,397
                                                            ===============    ===============     ===============

See report of independent certified public accountants and accompanying notes to financial statements
                                       20

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                                         For The Years Ended March 31
                                                                -----------------------------------------------

                                                                    2003             2002             2001
                                                                --------------    ------------    -------------

Cash flows from operating activities:
   Net (loss)income                                           $      (974,298) $     (699,711) $       143,104
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
    Amortization                                                       56,916          56,916           40,617
    Equity in losses of limited partnerships                          922,206         622,249           90,404
    Change in interest receivable                                           -          65,377          (60,742)
    Change in other assets                                                  -             188              622
    Change in accrued fees and expenses due
      to general partner and affiliates                               194,090          38,836           90,382
                                                                --------------    ------------    -------------

Net cash provided by operating activities                             198,914          83,855          304,387
                                                                --------------    ------------    -------------

Cash flows from investing activities:
   Investments in limited partnerships, net                        (1,556,106)     (7,911,290)      (2,636,220)
   Funds held in escrow disbursement account, net                     591,512       5,072,626       (5,521,323)
   Accrued and unpaid acquisition fees and advances
    due to affiliate of general partner                                     -               -          (45,810)
   Loans receivable                                                   123,884         127,733         (926,974)
   Capitalized acquisition costs and fees                                   -               -       (1,053,270)
   Distributions from limited partnerships                              2,222               -                -
                                                                --------------    ------------    -------------

Net cash used in investing activities                                (838,488)     (2,710,931)     (10,183,597)
                                                                --------------    ------------    -------------

Cash flows from financing activities:
   Capital contributions                                                    -         435,750       12,266,220
   Offering expenses                                                        -         (26,285)      (1,577,565)
   Withdrawal of initial limited partner                                    -               -           (1,000)
                                                                --------------    ------------    -------------

Net cash provided by financing activities                                   -         409,465       10,687,655
                                                                --------------    ------------    -------------

Net increase (decrease) in cash and cash equivalents                 (639,574)     (2,217,611)         808,445

Cash and cash equivalents, beginning of period                      2,886,305       5,103,916        4,295,471
                                                                --------------    ------------    -------------

Cash and cash equivalents, end of period                      $     2,246,731   $   2,886,305   $    5,103,916
                                                                ==============    ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                                 $           800   $         800   $          800
                                                                ==============    ============    =============
   Interest paid                                              $             -   $           -   $        4,295
                                                                ==============    ============    =============

See report of independent certified public accountants and accompanying notes to financial statements
                                       21

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2003, 18,850 Units, representing subscriptions in the amount of $18,828,790 net of dealer discounts of $21,210. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and 4).

Equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 4).

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,429,245, $2,429,245 and $2,422,105 as of March 31, 2003, 2002 and 2001,
respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had cash equivalents of approximately $1,100,000 and $1,000,000, respectively.

Concentration of Credit Risk

At March 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2002, loans receivable of $329,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest, and $524,541 (See Note 8) and $100,000 had been advanced to two additional Local Limited Partnerships in which the Partnership has an investment. On July 25, 2002, the $329,000 loan was repaid to the Partnership and on September 30, 2002, the $100,000 advance was offset against note payable to that Local Limited Partnership.

At March 31, 2003, loans receivable of $212,019 were due from three Local Limited Partnerships in which the Partnership owns a 99.98% interest. One of the loans in the amount of $79,787, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2003, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 452 apartment units. As of March 31, 2003 construction or rehabilitation of all of the Housing Complexes was completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of July 8, 2003, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the year ended December 31, 2002 and 2001. As a result, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed financial statements presented herein. The Partnership's investment in Lake Village Apartments totaled $3,722,000 (unaudited) and $2,978,000 (unaudited) at March 31, 2003 and 2002, respectively. The Partnership's equity interest in the net losses of Lake Village Apartments totaled $(137,499) (unaudited) and $0 (unaudited) for the years ended March 31, 2003 and 2002. The Lake Village Apartments Housing Complex was still under construction as of and for the year ended December 31, 2001; as a result, no equity in losses were recorded.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2003 and 2002, are approximately $5,761,000 and $7,122,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see
Note 6), and to the exclusion of the Lake Village Apartments from the combined condensed financial information.

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                             For The Years
                                                                             Ended March 31
                                                          -----------------------------------------------------

                                                               2003               2002               2001
                                                          ---------------   -----------------   ---------------

Investments per balance sheet, beginning of period      $     13,125,199  $        9,482,570  $      1,284,221
Capital contributions paid, net                                1,105,258           4,013,757         2,205,074
Capital contributions payable                                          -             310,954         5,071,026
Capitalized acquisition fees and costs                                 -                   -         1,053,270
Distributions received from limited partnerships                  (2,222)                  -                 -
Tax credit adjustment                                           (197,958)             (2,917)                -
Equity in losses of limited partnerships                        (922,206)           (622,249)          (90,404)
Amortization of paid acquisition fees and costs                  (56,916)            (56,916)          (40,617)
                                                          ---------------   -----------------   ---------------

Investments per balance sheet, end of period            $     13,051,155  $       13,125,199  $      9,482,570
                                                          ===============   =================   ===============

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of and for the year ended December 31 is as follows: (Combined condensed financial information for Lake Village Apartments has been excluded from the presentation below):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                2002                  2001
                                                                          -----------------    -------------------
ASSETS

Buildings and improvements, net of accumulated depreciation
   for 2002 and 2001 of $1,472,000 and $712,000, respectively           $       23,821,000   $         16,714,000
Land                                                                               856,000                758,000
Construction in progress                                                         1,538,000              3,861,000
Other assets                                                                     1,077,000              1,843,000
Due to related parties                                                                   -                496,000
                                                                          -----------------    -------------------

                                                                        $       27,292,000   $         23,672,000
                                                                          =================    ===================
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                 $       16,020,000   $         12,978,000
Due to related parties                                                           2,531,000              2,754,000
Other liabilities                                                                1,130,000              1,711,000
                                                                          -----------------    -------------------

                                                                                19,681,000             17,443,000
                                                                          -----------------    -------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 7                                   7,290,000              6,003,000
Other partners                                                                     321,000                226,000
                                                                          -----------------    -------------------

                                                                                 7,611,000              6,229,000
                                                                          -----------------    -------------------

                                                                        $       27,292,000   $         23,672,000
                                                                          =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2002                2001               2000
                                                     -----------------    ---------------     -------------

Revenues                                           $        2,179,000   $      1,740,000    $       867,000
                                                     -----------------    ---------------     --------------

Expenses:
    Operating expenses                                      1,372,000            936,000            398,000
    Interest expense                                          728,000            663,000            372,000
    Depreciation and amortization                             814,000            510,000            154,000
                                                     -----------------    ---------------     --------------

Total expenses                                              2,914,000          2,109,000            924,000
                                                     -----------------    ---------------     --------------

Net income(loss)                                   $         (736,000) $        (369,000)   $       (57,000)
                                                     =================    ===============     ==============

Net loss allocable to the Partnership, before
     equity in losses of Lake Village              $         (736,000) $        (368,000)   $       (56,000)
                                                     =================    ===============     ==============

Net loss recorded by the Partnership, before
     equity in losses of Lake Village              $         (785,000) $        (622,000)   $       (90,000)

Net loss of Lake Village Apartments allocable
     to the Partnership                                      (137,000)                 -                  -
                                                     -----------------    ---------------     --------------

Net loss recorded by the Partnership               $         (922,000) $        (622,000)   $       (90,000)
                                                     =================    ===============     ==============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $122,857 and $78,869 as of March 31, 2003 and 2002, respectively.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition costs of $377,000, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $35,990 and $23,062 as of March 31, 2003 and 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $47,255, $39,703 and $34,573 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $40,133, $22,500 and $0 were paid, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and advances due to General Partner and affiliates consist of the following:

                                                                                           March 31
                                                                              -----------------------------------

                                                                                   2003                2002
                                                                              ---------------     ---------------

Organizational, offering and selling costs payable                          $          2,590    $          2,590
Accrued asset management fees                                                         49,040              41,918
Reimbursements for expenses paid by the
   General Partner or an affiliate                                                     4,547               1,467
Payables to Local Limited Partnerships                                                    64              86,602
Insurance proceeds due to Local Limited Partnership                                  220,839                   -
                                                                              ---------------     ---------------

Total                                                                       $        277,080    $        132,577
                                                                              ===============     ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $         13,000    $         26,000   $          9,000    $         53,000

Operating expenses                             (38,000)            (37,000)           (42,000)            (36,000)

Equity in losses of limited
     partnerships                              (92,000)           (119,000)          (378,000)           (333,000)

Net loss                                      (117,000)           (130,000)          (411,000)           (316,000)

Loss available to limited partner             (117,000)           (130,000)          (411,000)           (315,000)

Loss per limited partnership unit                   (6)                 (7)               (22)                (17)

               2002
               ----

Income                                $         50,000    $         29,000   $         23,000    $         42,000

Operating expenses                             (33,000)            (27,000)           (73,000)            (89,000)

Equity in losses of limited
     partnerships                              (33,000)           (105,000)           (64,000)           (420,000)

Net loss                                       (16,000)           (103,000)          (114,000)           (467,000)

Loss available to limited partner              (16,000)           (103,000)          (114,000)           (466,000)

Loss per limited partnership unit                   (1)                 (5)                (6)                (25)

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). Subsequent to March 31, 2003 and through July 8, 2003, the Partnership disbursed $342,250 to limited partnerships.

NOTE 7 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a 20 year loan of $80,000 from the Partnership to Southern Hills. The balance of the construction loan was paid off by the Local Limited Partnership. The Partnership's loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.

During the year ended March 31, 2002, WNC, the General Partner of the Partnership, was advised that Lake Village Apartments, a Local Limited Partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new Local General Partner would cause additional equity to be contributed to the Local Limited Partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement, as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions leaving a balance of $55,246 which is included in loans receivable. Construction of the development is completed and the facility has reached 82% occupancy.


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executive officers or employees of its own.
The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  57,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates. He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)   Involvement in Certain Legal Proceedings

      Inapplicable.

(g)   Promoters and Control Persons

      Inapplicable.

(h)   Audit Committee Financial Expert

      Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2003, 2002 and 2001 $2,429,245, $2,429,245 and $2,422,105, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, $1,298,245 was paid to unaffiliated persons participating in the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2003 and 2002 the aggregate amount of acquisition fees paid or accrued was $1,319,500, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2003 and 2002, the aggregate amount of acquisition fees paid or accrued was $377,000.

(d)       Annual  Asset  Management  Fee. An annual asset  management  fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's
          Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $47,000, $40,000 and $35,000 were incurred for the years ended March 31, 2003, 2002, and 2001, of which approximately $40,000, $22,500 and $0 was paid during the respective periods.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $39,000, $45,000 and $35,500 during the years ended March 31, 2003, 2002 and 2001, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Credits. No Low Income Housing Credits were allocated for the period ended December 31, 2000 and 1999. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      Securities Authorized for Issuance Under Equity Compensation Plans

         Inapplicable

(b)      Security Ownership of Certain Beneficial Owners

          No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)      Security Ownership of Management

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)      Changes in Control

          The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Balance Sheets as of March 31, 2003 and 2002
         Statements of Operations for the years ended March 31, 2003, 2002 and
           2001
         Statements of Partners' Equity (Deficit) for the years ended March
           31, 2003, 2002 and 2001
         Statements of Cash Flows for the years ended March 31, 2003, 2002 and
           2001
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.

          NONE

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

10.9 Amended and Restated Agreement of Limited Partnership of Montrose Country Estates Limited Dividend Housing Association, a Michigan limited partnership, filed as Exhibit 10.9 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 10.9

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.3 Financial statements of Stroud Housing Associates, L.P., as of and for the years ended December 31, 2001 and 2000 together with Independent Auditors Report thereon; filed as exhibit 99.3 on Form 10-K dated March 31, 2002; a significant subsidiary of the Partnership.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


The audits referred to in our report dated July 8, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules, listed in Item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain independently audited financial statements of one Local Limited Partnership and an emphasis paragraph related to the uncertainty of realizing the investment in another Local Limited Partnership.

In our opinion, except for the effects of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                         /s/     BDO SEIDMAN, LLP


Costa Mesa, California
July 8, 2003

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven,            Federalsburg,
LLC                       Maryland              $  360,000     $ 360,000      $ 996,000      $ 1,253,000   $ 109,000     $ 1,144,000

ACN Southern
Hills Partners            Oskaloosa,
II, L.P.                  Oklahoma               1,284,000     1,284,000        462,000        2,141,000     184,000       1,957,000

Hickory Lane              Sioux City,
Partners, L.P.            Iowa                     633,000       472,000      3,178,000        3,773,000     110,000       3,663,000

Lake Village              Kewanee,
Apartments, L.P.          Illinois               3,834,000     3,834,000              *                *           *               *

Montrose County
Estates Limited
Dividend Housing          Montrose,
Association, L.P.         Michigan                 487,000       450,000        687,000        1,245,000      64,000       1,181,000

Ozark                     Ozark,
Properties III            Arkansas                 300,000       300,000        836,000        1,237,000      79,000       1,158,000

Pierce Street             Sioux City,
Partners, L.P.            Iowa                   1,740,000     1,740,000      4,100,000        7,086,000     261,000       6,825,000

Red Oaks                  Holly Springs,
Estates, L.P.             Mississippi              242,000       242,000        730,000        1,016,000     103,000         913,000

School                    Albany,
Square, L.P.              Minnesota                286,000       286,000        994,000        1,289,000     173,000       1,116,000

*    Results of Lake Village Apartments, L.P. have not been audited and thus have been excluded.  See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Stroud Housing            Stroud,
Associates, L.P.          Oklahoma                 891,000         847,000      750,000      1,691,000        189,000      1,502,000

Tahlequah                 Tahlequah,
Properties IV             Oklahoma                 375,000         375,000      844,000      1,438,000         59,000      1,379,000

Timberwolf                Deer River,
Townhomes, L.P.           Minnesota                469,000         425,000    1,348,000        779,000         51,000      1,728,000

United                    West Memphis,
Development, L.P.         Arkansas               2,250,000       2,200,000     1,095,000     3,739,000         90,000      3,649,000
                                               -----------    ------------  ------------  ------------    -----------   ------------

                                               $13,151,000    $ 12,815,000  $ 16,020,000  $ 27,687,000    $ 1,472,000   $ 26,215,000
                                               ===========    ============  ============  ============    ===========   ============

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                  -------------------------------------------------------------------------------------
        Partnership Name                                         Year                        Estimated     Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
                                     Income        (Loss)      Acquired       Status          (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                     107,000       (30,000)        2000       Completed              40         2000

ACN Southern Hills Partners II,
L.P.                                   129,000       (73,000)        2000       Completed            27.5         2001

Hickory Lane
Partners, L.P.                         274,000      (156,000)        2000       Completed              40         2001

Lake Village
Apartments, L.P.                             *              *        2000       Completed               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   122,000       (18,000)        2001       Completed              40         2001

Ozark Properties III                    91,000       (24,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         622,000        153,000        2000       Completed              40         2001

Red Oaks
Estates, L.P.                           19,000       (20,000)        2000       Completed            27.5         2000

School Square, L.P.                    109,000       (26,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       103,000      (140,000)        2000       Completed              40         2001

Tahlequah Properties IV                100,000       (60,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.              49,000       (41,000)        2001       Completed              40         2002

United Development, L.P.
                                       209,000          5,000        2000       Completed            27.5         2002
                                    ----------     ----------

                                    $1,934,000     $(736,000)
                                    ==========     ==========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven,            Federalsburg,
LLC                       Maryland              $  360,000     $ 360,000      $ 998,000    $ 1,250,000       $ 79,000    $ 1,171,000

ACN Southern
Hills Partners            Oskaloosa,
II, L.P.                  Oklahoma               1,339,000       785,000      1,100,000      2,141,000         84,000      2,057,000

Hickory Lane              Sioux City,
Partners, L.P.            Iowa                     633,000       472,000      2,108,000      2,470,000         56,000      2,414,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Tahlequah                 Tahlequah,
Properties IV             Oklahoma                 375,000       338,000        850,000      1,438,000          9,000      1,429,000

Timberwolf                Deer River,
Townhomes, L.P.           Minnesota                509,000       429,000            -(1)       703,000           -(1)        703,000

United                    West Memphis,
Development, L.P.         Arkansas               2,250,000     2,100,000        754,000      2,674,000           -(1)      2,674,000
                                               -----------  ------------   ------------   ------------      ---------   ------------

                                               $12,243,000  $ 10,691,000   $ 12,978,000   $ 22,045,000      $ 712,000   $ 21,333,000
                                               ===========  ============   ============   ============      =========   ============

(1) The Housing Complex was under construction at December 31, 2001.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                  -------------------------------------------------------------------------------------
                                                                 Year                        Estimated     Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
        Partnership Name             Income        (Loss)      Acquired       Status          (Years)         Date
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

Lake Village                                                                        Under
Apartments, L.P.                                                             Construction
                                             *             *         2000  Rehabilitation               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   115,000       (11,000)        2001       Completed              40         2001

Ozark Properties III                    73,000       (26,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         625,000        88,000         2000       Completed              40         2001

Red Oaks
Estates, L.P.                          101,000       (47,000)        2000       Completed            27.5         2000

School Square, L.P.                    100,000       (50,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       115,000      (160,000)        2000       Completed              40         2001

Tahlequah Properties IV                      -       (19,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.                                                          Under
                                                                             Construction
                                          -(1)         9,000         2001  Rehabilitation             (1)         2002

United Development, L.P.                                                            Under
                                                                             Construction
                                          -(1)        12,000         2000  Rehabilitation             (1)         2002
                                    ----------     ----------

                                    $1,575,000     $(369,000)
                                    ===========    ==========

(1) The housing complex is under construction and has not yet began operations.

* Results of Lake Village Apartments L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex is under construction and has not yet begun operations.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven,            Federalsburg,
LLC                       Maryland              $  360,000     $ 360,000      $ 1,001,000  $ 1,245,000       $ 49,000    $ 1,196,000

ACN Southern
Hills Partners            Oskaloosa,
II, L.P.                  Oklahoma               1,339,000       760,000             - (1)        - (1)          - (1)         - (1)

Hickory Lane              Sioux City,
Partners, L.P.            Iowa                     633,000       252,000        1,950,000    1,848,000         17,000      1,831,000

Lake Village              Kewanee,
Apartments, L.P.          Illinois               2,978,000       429,000                *            *              *              *

Montrose County
Estates Limited
Dividend Housing          Montrose,
Association, L.P.         Michigan                 553,000             -             - (1)        - (1)          - (1)         - (1)

Pierce Street             Sioux City,
Partners, L.P.            Iowa                   1,527,000       580,000        2,930,000     2,990,000        32,000      2,958,000

Red Oaks                  Holly Springs,
Estates, L.P.             Mississippi              245,000       184,000          734,000     1,016,000        17,000        999,000

School                    Albany,
Square, L.P.              Minnesota                286,000       214,000        1,073,000     1,290,000        44,000      1,246,000
                                               -----------   ------------     -----------   ------------    ---------    -----------
                                               $ 7,921,000   $ 2,779,000      $ 7,688,000   $ 8,389,000     $ 159,000    $ 8,230,000
                                               ===========    ===========     ===========    ===========    =========    ===========

(1) The Housing Complex was under construction at December 31, 2000.

* Results of Lake Village Apartments, L.P. were not audited in 2002 and 2001 and thus have been excluded to aid in comparability. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction as of December 31, 2000.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                  -------------------------------------------------------------------------------------
                                                                 Year                        Estimated     Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
        Partnership Name             Income        (Loss)      Acquired       Status          (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                    $ 99,000     $ (30,000)        2000       Completed              40         1999

ACN Southern Hills Partners II,                                                     Under
L.P.                                         -              -        2000    Construction               -         2001

Hickory Lane                                                                        Under
Partners,.                                                                   Construction/
L.P                                    155,000       (27,000)        2000  Rehabilitation              40         2001

Lake Village                                                                        Under
Apartments, L.P.                             *              *        2000    Construction               -         2001

Montrose County Estates Limited
Dividend Housing Association,                                                       Under
L.P.                                         -              -        2001    Construction               -         2001

Pierce Street                                                                       Under
Partners, .                                                                  Construction/
L.P                                    375,000         61,000        2000  Rehabilitation              40         2001

Red Oaks
Estates, L.P.                           59,000        (9,000)        2000       Completed            27.5         2000

School Square, L.P.                     43,000       (52,000)        2000       Completed            27.5         2000
                                    ----------     ----------

                                     $ 731,000     $ (57,000)
                                     =========     ==========

* Results of Lake Village Apartments, L.P. were not audited in 2002 and 2001 and thus have been excluded to aid comparability. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction as of December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:   July 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  July 28, 2003


By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  July 28, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  July 28, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  July 28, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 7;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  July 28, 2003


          /s/  Wilfred N. Cooper, Jr.

          [Signature]

          Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 7;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  July 28, 2003


          /s/  Thomas J. Riha

          [Signature]

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.