Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2003-09-29
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

          Balance Sheets
            June 30, 2003 and March 31, 2003 ..................................3

          Statements of Operations
            For the three months ended June 30, 2003 and 2002..................4

          Statement of Partners' Equity (Deficit)
            For the three months ended June 30, 2003...........................5

          Statements of Cash Flows
            For the three months ended June 30, 2003 and 2002..................6

          Notes to Financial Statements........................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........18

   Item 4. Controls and Procedures............................................18

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................19

   Signatures ................................................................20

   Certifications.............................................................21

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     June 30, 2003                 March 31, 2003
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
ASSETS

Cash and cash equivalents                                     $               1,905,211      $              2,246,731
Investments in limited partnerships (Note 3)                                 13,450,831                    13,051,155
Loans receivable (Note 2)                                                        85,011                       212,019
                                                                 -----------------------        ----------------------

                                                              $              15,441,053      $             15,509,905
                                                                 =======================        ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                  $                 516,532      $                336,428
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           284,530                       277,080
                                                                 -----------------------        ----------------------

Total liabilities                                                               801,062                       613,508
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 7)

Partners' equity (deficit):
   General Partner                                                               (3,361)                       (3,105)


   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
         June 30, and March 31, 2003)                                        14,643,352                    14,899,502
                                                                 -----------------------        ----------------------

Total partners' equity                                                       14,639,991                    14,896,397
                                                                 -----------------------        ----------------------

                                                              $              15,441,053      $             15,509,905
                                                                 =======================        ======================



                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                           2003                            2002
                                                  ------------------------     -----------------------------
                                                       Three Months                    Three Months
                                                  ------------------------     -----------------------------

       Interest income                          $                  6,607     $                      12,512
                                                  ------------------------     -----------------------------

       Operating expenses:
            Amortization (Note 3)                                 14,229                            14,229
            Asset management fees (Note 4)                        14,290                             8,998
            Legal and accounting fees                              3,570                            10,859
            Other                                                  2,157                             3,815
                                                  ------------------------     -----------------------------

              Total operating expenses                            34,246                            37,901
                                                  ------------------------     -----------------------------

       Loss from operations                                      (27,639)                          (25,389)
                                                  ------------------------     -----------------------------

       Equity in losses of limited
       partnerships (Note 3)                                    (228,767)                          (92,105)
                                                  ------------------------     -----------------------------

       Net loss                                 $               (256,406)    $                    (117,494)
                                                  ========================     =============================

       Net loss allocated to:
            General Partner                     $                   (256)    $                        (117)
                                                  ========================     =============================

            Limited Partners                    $               (256,150)    $                    (117,377)
                                                  ========================     =============================

       Net loss per limited partnership
          unit                                  $                    (14)    $                          (6)
                                                  ========================     =============================

       Outstanding weighted average
          limited partner units                                   18,850                            18,850
                                                  ========================     =============================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2003      $         (3,105)    $     14,899,502     $       14,896,397

Net loss                                                      (256)            (256,150)              (256,406)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at June 30, 2003       $         (3,361)    $     14,643,352     $       14,639,991
                                                    ================     ================     ==================


                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                        2003                     2002
                                                                 -------------------      --------------------
   Cash flows from operating activities:
      Net loss                                                $           (256,406)    $             (117,494)
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization                                                       14,229                     14,229
         Equity in losses of limited partnerships                          228,767                     92,105
         Accrued fees and expenses due to General Partner
          and affiliates                                                     7,450                      5,398
                                                                 -------------------      --------------------

   Net cash used in operating activities                                    (5,960)                    (5,762)
                                                                 -------------------      --------------------

   Cash flows from investing activities:
      Investments in limited partnerships, net                            (342,250)                  (262,592)
      Funds held in escrow disbursement account                                  -                    591,512
      Loans receivable                                                         436                     (7,567)
      Distributions from limited partnerships                                6,254                          -
                                                                 -------------------      --------------------

   Net cash (used in) provided by investing activities                    (335,560)                   321,353
                                                                 -------------------      --------------------

   Net (decrease) increase in cash and cash equivalents                   (341,520)                   315,591
                                                                 -------------------      --------------------

   Cash and cash equivalents, beginning of period                        2,246,731                  2,886,305
                                                                 -------------------      --------------------

   Cash and cash equivalents, end of period                   $          1,905,211     $            3,201,896
                                                                 ===================      ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                           $                800     $                  800
                                                                 ===================      ====================


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2003, 18,850 Units representing subscriptions in the amount of $18,828,745 had been sold, net of volume discounts of $45 and $21,210 of dealer discounts. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of June 30, 2003 and March 31, 2003.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003 the Partnership had cash equivalents of $526,000 and $1,100,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements continued
---------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At June 30, 2003, loans receivable and accrued interest thereon of $85,011 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See Note 7). One of the loans in the amount of $78,000, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

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

As of August 18, 2003, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the year ended December 31, 2002 and 2001. As a result, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed financial statements presented herein. The Partnership's investment in Lake Village Apartments totaled $3,652,000 (unaudited) at June 30, 2003 and $3,696,000 (unaudited) at March 31, 2003. The Partnership's equity interest in the net losses of Lake Village Apartments totaled $45,000 and $0 for the three months ended June 30, 2003 and 2002, respectively.

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Three Months            For the Year
                                                                      Ended                        Ended
                                                                  June 30, 2003               March 31, 2003
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, beginning of period   $            13,051,155   $                 13,125,199
  Capital contributions paid, net                                           468,822                      1,105,258
  Capital contributions payable                                             180,104                              -
  Equity in losses of limited partnerships                                 (228,767)                      (922,206)
  Distributions received from limited partnerships                           (6,254)                        (2,222)
  Amortization of capitalized acquisition fees and costs                    (14,229)                       (56,916)
  Tax credit adjustment                                                           -                       (197,958)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            13,450,831   $                 13,051,155
                                                              =======================   ============================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows, restated for 2002 to show Lake Village separately:


                                       COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                       2003                   2002
                                                                                           (Restated)
                                                                 -------------------    ------------------

         Revenue                                               $          544,000     $         435,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                               182,000               166,000
           Depreciation                                                   203,000               127,000
           Operating expenses                                             343,000               234,000
                                                                 -------------------    ------------------
             Total expenses                                               728,000               527,000
                                                                 -------------------    ------------------
           Net Loss                                            $         (184,000)    $         (92,000)
                                                                 ===================    ==================

         Net loss allocable to the Partnership
         before equity in losses of Lake Village               $        (184,0000)    $         (92,000)
                                                                 ===================    ==================

         Net loss recorded by the Partnership before
         equity in losses of Lake Village                      $        (184,0000)    $         (92,000)
          Net loss of Lake Village Apartments
         allocable to the Partnership                                     (45,000)    $               -
                                                                 -------------------    ------------------

         Net loss recorded by the Partnership                  $         (229,000)              (92,000)
                                                                 ===================    ==================




 NOTE 4 - RELATED PARTY TRANSACTIONS
 -----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $133,854 and $122,857 as of June 30, 2003 and March 31, 2003, respectively.

     (b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $377,000. Accumulated amortization was $39,222 and $35,990 as of June 30, 2003 and March 31, 2003, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 4 - RELATED PARTY TRANSACTIONS,continued
---------------------------------------------


     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $14,290 and $8,998 were incurred during the three months ended June 30, 2003 and June 30, 2002, respectively. The Partnership paid the General Partner or its affiliates $12,566 and $15,000 of those fees during the three months ended June 30, 2003 and 2002, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                      June 30, 2003         March 31, 2003
                                                                  ----------------------   ------------------
         Interest and insurance proceeds payable to             $               220,903  $           220,903
           Local Limited Partnerships
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            50,763               49,040
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                   10,274                4,547
                                                                  ----------------------   ------------------

                                                                $               284,530  $           277,080
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



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

During the year ended March 31, 2002, WNC, the General Partner of the Partnership, was advised that Lake Village Apartments, a Local Limited Partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and the Shelter Resource Corporation ("SRC") executed a workout agreement with their lender (the "Agreement"), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned SRC. Pursuant to the terms of the Agreement, the new Local General Partner would cause additional equity to be contributed to the Local Limited Partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement, as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions leaving a balance of $55,246 which is included in loans receivable. Construction of the development is completed and the facility has reached 82% occupancy and 100% tax credit qualified.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $1,905,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $13,451,000 and $85,000 in loans receivable. Liabilities at June 30, 2003 primarily consisted of $517,000 due to limited partnerships, $64,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $221,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(256,000), reflecting an increase in loss of $(139,000) from the $(117,000) net loss for the three months ended June 30, 2002. The increase in net loss was primarily due to an increase of approximately $(137,000) in equity in losses of limited partnerships, which increased to $(229,000) for the three month period ended June 30, 2003 from $(92,000) for the three month period ended June 30, 2002, due to the completion of construction and lease-up of additional properties. In addition to the increase in equity in losses from limited partnerships, loss from operations increased by $(2,000) to a loss of $(27,000), for the three months ended June 30, 2003 from a loss of $(25,000) for the three months ended June 30, 2002. The increase in loss from operations was primarily due to a decrease in interest income of $6,000 due to lower interest rates and balance of cash on hand, an increase in asset management fees of $5,000, which was offset by decreases in legal and accounting fees of $(7,000) and other operating expenses of approximately $(2,000) for the three months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net increase in net cash used during the three months ended June 30, 2003 was $(341,000), compared to net cash provided in the three months ended June 30, 2002 of $316,000 reflecting an increase of $(657,000) net cash used. The increase in net cash used is due to an increase of $(657,000) in cash used by investing activities, which was primarily due to a decrease in payments of capital contributions to Local Partnerships and completions of syndication process.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

Other Matters

As of August 18, 2003, the Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the years ended December 31, 2002 and 2001. As a result of this limitation in scope, the Partnership's independent certified public accountants have qualified their report with respect to their audit of the Partnership's 2003 and 2002 financial statements. Furthermore, the Partnership has not included the financial information of Lake Village Apartments in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Lake Village Apartments totaled $3,652,000 (unaudited) at June 30, 2003 and $3,696,000 (unaudited) at March 31, 2003. The Partnership's equity interest in the net losses of Lake Village Apartments totaled $45,000 and $0 for the three months ended June 30, 2003 and 2002, respectively.

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions leaving a balance of $55,246 which is included in loans receivable. Construction of the development is completed and the facility has reached 82% occupancy and 100% tax credit qualified.

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

Other Matters, continued

contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

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

Date:  August 18, 2003




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 18, 2003

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; an

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

          Date:  August 18, 2003


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

          Date:  August 18, 2003


          /s/ Thomas J. Riha
          ------------------

          Vice-President and Chief Financial Officer of WNC & Associates, Inc.