Form 10-K/A
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2004-08-02
CIK 1084067

-

                                   FORM 10-K/A

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


                         17782 Sky Park Circle, CA 92614

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
Yes          No  X
-----        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes          No  X
-----        ------

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

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund VI, L.P., Series 7 is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2003 to restate its financial statements as of March 31, 2003 and for the year then ended (included in Item 8 of the Form 10-K). As discussed below, the Partnership has invested in Local Limited Partnerships. The Partnership was unable to obtain audited financial statements for one of the Local Limited Partnerships at the original filing date of the Form 10-K, July 30, 2003. Those audited financial statements have been obtained, and the restatement reflects the changes in amounts and interest in results of operations from that previously estimated by the Partnership.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

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

Local Limited Partnership Matters

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal years ended March 31, 2003 and 2002, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Lake Village Apartments, L.P. ("Lake Village"), as of and for the Lake Village fiscal years ended December 31, 2002 and 2001. Subsequent to the filing date of the Partnership's original Form 10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Lake Village for the Lake Village fiscal year ended December 31, 2002. As a result, the Partnership has restated its financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Lake Village, and the Partnership's actual interest in Lake Village based on the audited financial statements of Lake Village for the Lake Village fiscal year ended December 31, 2002. The Partnership has not restated its financial statements for the year ended March 31, 2002; there were no Lake Village audited financial statements received for the Lake Village fiscal year ended December 31, 2001, inasmuch as Lake Village was under construction during 2001. Consequently, there were no material results of operations for Lake Village for the year ended December 31, 2001.


Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the 13 Housing Complexes as of the dates and for the periods indicated:


                                        -----------------------------------------------  -------------------------------------------
                                                             As of March 31, 2003                    As of December 31, 2002
                                        ----------------------------------- -----------  -------------------------------------------
 Partnership Name      Location   General Partner Name    Partnership's                                        Original
                                                          Total Original                                    Estimated   Encumbrances
                                                          Investment in    Amount of                           Low Income   of Local
                                                          Local Limited    Investment     Number                Housing      Limited
                                                          Partnerships     Paid to Date   of Units   Occupancy  Credits Partnerships
---------------------------------------------------------------------------------------  -------------------------------------------
                                                                                                                          (Restated)
                                       Larry C. Porter
2nd Fairhaven,        Federalsburg,    and Carter
LLC                   Maryland         Chinniss            $ 360,000       $ 360,000       18        100%     $ 470,000    $ 996,000

ACN Southern Hills    Oskaloosa,
Partners II, L.P.     Iowa             ACN Partnership     1,284,000       1,284,000       30         80%     1,792,000      462,000

Hickory                                Lewis F. Weinberg,
Lane                  Sioux            Weinberg
Partners,             City,            Investments, Inc.
L.P.                  Iowa             and Sioux Falls
                                       Environmental
                                       Access, Inc.          633,000        472,000        40        100%       845,000    3,178,000

Lake                  Kewanee,         Quad Cities
Village               Illinois         Redevelopment
Apartments,                            Resources,
L.P.                                   Inc.                3,834,000      3,834,000        50         82%     3,972,000    3,042,000

Montrose              Montrose,        Raymond T.
County Estates        Michigan         Cato, Jr.,
Limited Dividend                       Christopher R.
Housing                                Cato and
Association, L.P.                      Kenneth Bradner       487,000        450,000        32        100%       747,000      687,000

Ozark Properties      Ozark,           ERC Properties,
III                   Arkansas         Inc.                  300,000        300,000        24         96%       393,000      836,000

Pierce                Sioux            Lewis F.
Street                City,            Weinberg,
Partners,             Iowa             Weinberg
L.P.                                   Investments, Inc.
                                       and Sioux Falls
                                       Environmental
                                       Access, Inc.        1,740,000      1,740,000        86         90%     1,729,000    4,100,000

Red Oaks              Holly            Douglas B.
Estates,              Springs,         Parker and
L.P.                  Mississippi      Billy D. Cobb         242,000        242,000        24        100%       337,000      730,000

School                Albany,          Bradley V.
Square, L.P.          Minnesota        Larson                286,000        286,000        17         88%       397,000      994,000


Stroud                Stroud,          NHS/ERC
Housing               Oklahoma         Housing
Associates,                            Company,
L.P.                                   LLC                   891,000        847,000        36         81%     1,519,000      750,000


                                        -----------------------------------------------  -------------------------------------------
                                                             As of March 31, 2003                    As of December 31, 2002
                                        ----------------------------------- -----------  -------------------------------------------
                                                          Partnership's                                        Original
                                                          Total Original                                    Estimated   Encumbrances
                                                          Investment in    Amount of                           Low Income   of Local
                                                          Local Limited    Investment     Number                Housing      Limited
 Partnership Name      Location   General Partner Name    Partnerships     Paid to Date   of Units   Occupancy  Credits Partnerships
---------------------------------------------------------------------------------------  -------------------------------------------




Tahlequah             Tahlequah,       ERC Properties,
Properties IV         Oklahoma         Inc.                  375,000        375,000        24        100%       491,000      844,000

Timberwolf            Deer             Curtis G.
Townhomes,            River,           Carlson Co.,
L.P.                  Minnesota        Inc., M.F.
                                       Carlson Co.,
                                      Inc.,
                                       and Robert
                                       Carlson               469,000        425,000        20        100%       685,000    1,348,000

United                West             Harold E.
Development,          Memphis,         Buehler, Sr.
L.P.                  Arkansas         and Jo Ellen
                                       Buehler             2,250,000      2,200,000        51         96%     3,000,0000   1,095,000
                                                         ------------   ------------       ---        ---    ----------- -----------
                                                        $ 13,151,000   $ 12,815,000       452         92%    $16,377,000 $19,062,000
                                                        ============   ============       ===        ===     =========== ===========

                             ---------------------------------------------------
                                     For the year ended December 31, 2002
                             ---------------------------------------------------
                                                                                     Low Income Housing Credits
                                  Rental Income           (Loss) Net Income     Credits Allocated to      Year to be
   Partnership Name                      (Restated)           (Restated)       Partnership       First Available
---------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                               $ 107,000         $(30,000)                    99.98%             2000

ACN Southern Hills
Partners II, L.P.                                  129,000          (73,000)                    99.98%             2001

Hickory Lane
Partners, L.P.                                     274,000         (156,000)                    99.98%             2001

Lake Village
Apartments, L.P.                                    40,000         (134,000)                    99.98%             2002

Montrose County Estates
Limited Dividend Housing
Association, L.P.                                  122,000          (18,000)                    99.98%             2001

Ozark Properties III                                91,000          (24,000)                    99.98%             2001

Pierce Street
Partners, L.P.                                     622,000         (153,000)                    99.98%             2001

Red Oaks
Estates, L.P.                                       19,000          (20,000)                    99.98%             2000

School Square, L.P.                                109,000          (26,000)                    99.98%             2000

Stroud Housing Associates, L.P.                    103,000         (140,000)                    99.98%             2001

Tahlequah Properties IV                            100,000          (60,000)                    99.98%             2001

Timberwolf Townhomes, L.P.                          49,000          (41,000)                    99.98%             2002

United Development, L.P.                           209,000            5,000                     99.98%             2002

                                               -----------       ----------
                                               $ 1,974,000       $ (870,000)
                                               ===========       ==========

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At March 31, 2003, there were 937 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                             March 31
                                            ---------------------------------------------------------------------------

                                                 2003               2002                2001                 2000
                                            ---------------    ---------------     ----------------     ----------------
                                              (Restated)
ASSETS

Cash and cash equivalents                 $      2,246,731   $      2,886,305    $       5,103,916    $       4,295,471
Funds held in escrow
  disbursement account                                   -            591,512            5,664,138              142,815
Subscriptions and notes
  receivable                                             -                  -              398,750              579,000
Investments in limited
  partnerships, net                             13,010,788         13,125,199            9,482,570            1,284,221
Loans receivable                                   212,019            953,241            1,080,974              154,000
Accrued interest receivable                              -                  -               65,377                4,635
Other assets                                             -                  -                  188                  810
                                            ---------------    ---------------     ----------------     ----------------


                                          $     15,469,538   $     17,556,257    $      21,795,913    $       6,460,952
                                            ===============    ===============     ================     ================
LIABILITIES

Payables to limited partnerships          $        336,428   $      1,552,985    $       5,142,481    $         502,601
Accrued fees and expenses due to
  general partner and affiliates                   277,080            132,577              112,886              145,659
                                            ---------------    ---------------     ----------------     ----------------

                                                   613,508          1,685,562            5,255,367              648,260


PARTNERS' EQUITY                                14,856,030         15,870,695           16,540,546            5,812,692
                                            ---------------    ---------------     ----------------     ----------------

                                          $     15,469,538   $     17,556,257    $      21,795,913    $       6,460,952
                                            ===============    ===============     ================     ================


Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended March 31,2003, 2002, 2001 and for the period from September 3, 1999 (date operations commenced) to March 31, 2000:

                                                                                                            For The
                                                                    For The                               Period From
                                                                  Years Ended                           September 13,  1999
                                                                    March-31                               to March 31
                                              -----------------------------------------------------     -------------------

                                                  2003              2002                2001                   2000
                                              -------------     -------------     -----------------     -------------------
                                               (Restated)

Income (loss) from operations               $      (52,092)   $      (77,462)   $          233,508    $             27,702
Equity in losses of limited
  Partnerships                                    (962,573)         (622,249)              (90,404)                      -
                                              -------------     -------------     -----------------     -------------------

Net income (loss)                           $   (1,014,665)   $     (699,711)   $          143,104    $             27,702
                                              =============     =============     =================     ===================

Net income (loss) allocated to:
  General partner                           $       (1,015)   $         (700)   $              143    $                 28
                                              =============     =============     =================     ===================

  Limited partners                          $   (1,013,650)   $     (699,011)   $          142,961    $             27,674
                                              =============     =============     =================     ===================

Net income  (loss) per limited partner
  Unit                                      $       (53.77)   $       (37.08)   $            10.13    $               5.73
                                              =============     =============     =================     ===================

Outstanding weighted limited
  partner units                                     18,850            18,850                14,110                   4,831
                                              =============     =============     =================     ===================


                                                                                                            For The
                                                                    For The                               Period From
                                                                  Years Ended                           September 13,  1999
                                                                    March 31                               to March 31
                                              -----------------------------------------------------     -------------------

                                                  2003              2002                2001                   2000
                                              -------------     -------------     -----------------     -------------------
Net cash provided by (used in):
  Operating activities                      $      198,914    $       83,855    $          304,387    $             27,424
  Investing activities                            (838,488)       (2,710,931)          (10,183,597)             (1,037,023)
  Financing activities                                   -           409,465            10,687,655               5,305,070
                                              -------------     -------------     -----------------     -------------------

Net change in cash and cash
  equivalents                                     (639,574)       (2,217,611)              808,445               4,295,471

Cash and cash equivalents,
  beginning of period                            2,886,305         5,103,916             4,295,471                       -
                                              -------------     -------------     -----------------     -------------------

Cash and cash equivalents, end
  of period                                 $    2,246,731    $    2,886,305    $        5,103,916    $          4,295,471
                                              =============     =============     =================     ===================

Low Income Housing Credit per Unit was as follows for the period ended December 31:

                                                          2002              2001              2000                1999
                                                      --------------    --------------    --------------     ---------------
Federal                                             $            64   $            35   $             5    $              -
State                                                             -                 -                 -                   -
                                                      --------------    --------------    --------------     ---------------
Total                                               $            64   $            35   $             5    $              -
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.


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

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $2,247,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $13,011,000 (restated)and $212,000 in loans receivable. Liabilities at March 31, 2003 primarily consisted of $336,000 due to limited partnerships, and $277,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(1,015,000) (restated), reflecting an increase of $(315,000) (restated) from the net loss $700,000 experienced for the year ended March 31, 2002. The change in net loss is primarily due to equity in losses of limited partnerships which increased by $(340,000) (restated) to $(962,000) (restated) for the year ended March 31, 2003 from $(622,000) for the year ended March 31, 2002, offset by a decrease in loss from operations of $25,000. The increase in equity in losses of limited partnerships was mainly due to the completion of construction and rent up of certain Local Limited Partnerships.

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

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. Net cash used during the year ended March 31, 2002 was $(2,218,000), compared to net cash provided for the year ended March 31, 2001 of $808,000. Net cash flows provided by financing activities decreased by $10,278,000 as a result of the completion of the offering. Net cash flows used in investing activities decreased by $7,473,000 to $(2,711,000) for the year ended

March 31, 2002 from $(10,184,000)for the year ended March 31, 2001 due primarily to a decrease in cash paid into escrow and a release of cash from escrow of $10,594,000, offset by a increase in the net investment in Local Limited Partnerships of $5,276,000. Net cash flows from operating activities decreased by $220,000 to net cash provided by operating activities of $84,000 for the year ended March 31, 2002 from net cash provided by operating activities of $304,000 for the year ended March-31, 2001 largely due to a significant increase in other expenses and a significant reduction in interest income.

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
                                   ==========  =========  =========   =========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2045. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2045. Amounts due to the General Partner as of March-31, 2003 have been included in the 2004 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

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

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations. 15

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May-15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May-15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 74.21% of the total assets of the Partnership at March 31, 2003, and 96.47% of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2003. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

The 2002 and 2001 financial statements were audited by other auditors, and their report thereon, dated July 8, 2003, stated that a significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports had been furnished to them. There opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, was based solely on the reports of the other auditors. Additionally, their report stated that the Partnership was unable to obtain audited financial statements for one of its investments, Lake Village Apartments, L.P. ("Lake Village Apartments"), as of and for the years ended December 31, 2001. The Partnership's investment in Lake Village Apartments totaled $2,978,000 (unaudited) as of March 31, 2001. As the housing complex of Lake Village Apartments was under construction, there were no results of operations recorded by the Partnership with respect to its investment in Lake Village Apartments during the years ended March 31, 2002 and 2001. The report of the other auditor contained an audit scope limitation paragraph for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2001 financial statements of Lake Village Apartments been obtained.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman
Bethesda, Maryland

May 28, 2004

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                             March 31, 2003 and 2002



                                                                                           2003             2002
                                                                                       -------------    -------------
ASSETS                                                                                  (Restated)
Cash and cash equivalents                                                            $    2,246,731   $    2,886,305
Funds held in escrow disbursement account (Note 7)                                                -          591,512
Investments in limited partnerships (Note 3)                                             13,010,788       13,125,199
Loans receivable (Notes 2 and 7)                                                            212,019          953,241
                                                                                       -------------    -------------


                                                                                     $   15,469,538   $   17,556,257
                                                                                       =============    =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 6)                                              $      336,428   $    1,552,985
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                                        277,080          132,577
                                                                                       -------------    -------------

     Total liabilities                                                                      613,508        1,685,562
                                                                                       -------------    -------------

Commitments and contingencies (Note 3 and 7)

Partners' equity (deficit)
   General partner                                                                           (3,146)          (2,131)
   Limited partners (25,000 units authorized, 18,850
     units outstanding at March 31, 2003 and 2002)                                       14,859,176       15,872,826
                                                                                       -------------    -------------


     Total partners' equity                                                              14,856,030       15,870,695
                                                                                       -------------    -------------


                                                                                     $   15,469,538   $   17,556,257
                                                                                       =============    =============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                            For The Years Ended March 31
                                                                   -----------------------------------------------

                                                                       2003             2002             2001
                                                                   --------------   -------------     ------------
                                                                      (Restated)
Interest income                                                  $        93,654  $      144,543    $     343,152
Other income                                                               7,000               -                -
                                                                   --------------   -------------     ------------

                                                                         100,654         144,543          343,152
                                                                   --------------   -------------     ------------

Operating expenses:
   Amortization (Notes 3 and 4)                                           56,916          56,916           40,617
   Asset management fees (Note 4)                                         47,255          39,703           34,573
   Other                                                                  48,575         125,386           34,454
                                                                   --------------   -------------     ------------


    Total operating expenses                                             152,746         222,005          109,644
                                                                   --------------   -------------     ------------

Income (loss) from operations                                            (52,092)        (77,462)         233,508

Equity in losses of limited
  partnerships (Note 3)                                                 (962,573)       (622,249)         (90,404)
                                                                   --------------   -------------     ------------


Net income (loss)                                                $    (1,014,665) $     (699,711)   $     143,104
                                                                   ==============   =============     ============

Net income (loss) allocated to:
   General Partner                                               $        (1,015) $         (700)   $         143
                                                                   ==============   =============     ============


   Limited Partners                                              $    (1,013,650) $     (699,011)   $     142,961
                                                                   ==============   =============     ============

Net income(loss) per limited partner unit                        $        (53.77) $       (37.08)   $       10.13
                                                                   ==============   =============     ============

Outstanding weighted limited partner units                                18,850          18,850           14,110
                                                                   ==============   =============     ============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001


                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------
                                                              (Restated)
(Restated) (Restated)
Partners' equity (deficit) at March 31, 2000              $           (301) $       5,812,993    $      5,812,692

Sale of limited partnership units, net of
   discounts of $14,030                                                  -         11,688,970          11,688,970

Collection of promissory notes receivable, net
   (Note 8)                                                              -            397,000             397,000

Offering expenses                                                   (1,266)        (1,498,954)         (1,500,220)

Withdrawal of initial limited partner                                    -             (1,000)             (1,000)

Net income                                                             143            142,961             143,104
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                        (1,424)        16,541,970          16,540,546

Collection of promissory notes receivable, net                           -             37,000              37,000

Offering expenses                                                       (7)            (7,133)             (7,140)

Net loss                                                              (700)          (699,011)           (699,711)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                        (2,131)        15,872,826          15,870,695

Net loss (Restated)                                                 (1,015)        (1,013,650)         (1,014,665)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2003              $         (3,146) $     14,859, 176    $     14,856,030
                                                            ===============    ===============     ===============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                         For The Years Ended March 31
                                                                -----------------------------------------------
                                                                    2003             2002             2001
                                                                --------------    ------------    -------------
                                                                      (Restated)
Cash flows from operating activities:

   Net (loss)income                                           $    (1,014,665) $     (699,711) $       143,104
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
    Amortization                                                       56,916          56,916           40,617
    Equity in losses of limited partnerships                         962, 573         622,249           90,404
    Change in interest receivable                                           -          65,377          (60,742)
    Change in other assets                                                  -             188              622
    Change in accrued fees and expenses due
      to general partner and affiliates                               194,090          38,836           90,382
                                                                --------------    ------------    -------------

Net cash provided by operating activities                             198,914          83,855          304,387
                                                                --------------    ------------    -------------

Cash flows from investing activities:
   Investments in limited partnerships, net                        (1,556,106)     (7,911,290)      (2,636,220)
   Funds held in escrow disbursement account, net                     591,512       5,072,626       (5,521,323)
   Accrued and unpaid acquisition fees and advances
    due to affiliate of general partner                                     -               -          (45,810)
   Loans receivable                                                   123,884         127,733         (926,974)
   Capitalized acquisition costs and fees                                   -               -       (1,053,270)
   Distributions from limited partnerships                              2,222               -                -
                                                                --------------    ------------    -------------

Net cash used in investing activities                                (838,488)     (2,710,931)     (10,183,597)
                                                                --------------    ------------    -------------

Cash flows from financing activities:
   Capital contributions                                                    -         435,750       12,266,220
   Offering expenses                                                        -         (26,285)      (1,577,565)
   Withdrawal of initial limited partner                                    -               -           (1,000)
                                                                --------------    ------------    -------------

Net cash provided by financing activities                                   -         409,465       10,687,655
                                                                --------------    ------------    -------------
Net increase (decrease) in cash and cash equivalents                 (639,574)     (2,217,611)         808,445

Cash and cash equivalents, beginning of year                        2,886,305       5,103,916        4,295,471
                                                                --------------    ------------    -------------

Cash and cash equivalents, end of year                        $     2,246,731   $   2,886,305   $    5,103,916
                                                                ==============    ============    =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                                 $           800   $         800   $          800
                                                                ==============    ============    =============
   Interest paid                                              $             -   $           -   $        4,295
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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.


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

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 3 and-4).

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 4% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,500,220, $1,507,360 and $1,507,360 as of March 31, 2003, 2002 and 2001,
respectively.

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

Income Taxes
------------

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

Concentration of Credit Risk
----------------------------

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May-15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May-15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2002, loans receivable of $329,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest, and $524,241 (See Note 8) and $100,000 had been advanced to two additional Local Limited Partnerships in which the Partnership has an investment. On July 25, 2002, the $329,000 loan was repaid to the Partnership and on September 30, 2002, the $100,000 advance was offset against a note payable to that Local Limited Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - LOANS RECEIVABLE, continued
------------------------------------

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

The Partnership had not obtained audited financial statements for one of its investments, Lake Village Apartments, L. P. ("Lake Village Apartments") as of December 31, 2001 and for the years ended December 31, 2001 and 2000. As a result, the Partnership has not included the financial information of Lake Village Apartments in the 2001 and 2000 combined condensed financial statements presented herein. The Partnership's investment totaled $2,978,000 (unaudited) at March 31, 2002. The Lake Village Apartments Housing Complex was still under construction during the years ended December 31, 2001 and 2000.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2003 and 2002, are approximately $2,021,000
(restated) and $7,122,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 6), and to the exclusion of the Lake Village Apartments from the combined condensed financial information.

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

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented:

                                                                             For The Years
                                                                             Ended March 31
                                                          -----------------------------------------------------

                                                               2003               2002               2001
                                                          ---------------   -----------------   ---------------
                                                            (Restated)
Investments per balance sheet, beginning of period      $     13,125,199  $        9,482,570  $      1,284,221
Capital contributions paid, net                                1,105,258           4,013,757         2,205,074
Capital contributions payable                                          -             310,954         5,071,026
Capitalized acquisition fees and costs                                 -                   -         1,053,270
Distributions received from limited partnerships                  (2,222)                  -                 -
Tax credit adjustment                                           (197,958)             (2,917)                -
Equity in losses of limited partnerships                        (962,573)           (622,249)          (90,404)
Amortization of paid acquisition fees and costs                  (56,916)            (56,916)          (40,617)
                                                          ---------------   -----------------   ---------------

Investments per balance sheet, end of period            $     13,010,788  $       13,125,199  $      9,482,570
                                                          ===============   =================   ===============

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of and for the year ended December 31 is as follows (Combined condensed financial information for Lake Village Apartments has been excluded from the 2001 and 2000 presentation below):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                2002                  2001
                                                                          -----------------    -------------------
ASSETS                                                                       (Restated)
Buildings and improvements, net of accumulated depreciation
   for 2002 and 2001 of $1,547,000 and $712,000, respectively           $       30,073,000   $         16,714,000
Land                                                                               967,000                758,000
Construction in progress                                                         1,538,000              3,861,000

Other assets                                                                     2,044,000              1,843,000
Due to related parties                                                             200,000                496,000
                                                                          -----------------    -------------------

                                                                        $       34,822,000   $         23,672,000
                                                                          =================    ===================
LIABILITIES AND PARTNERS' EQUITY
Mortgage and construction loans payable                                 $       19,062,000   $         12,978,000

Due to related parties                                                           2,990,000              2,754,000
Other liabilities                                                                1,216,000              1,711,000
                                                                          -----------------    -------------------

PARTNERS' CAPITAL                                                               23,268,000             17,443,000
                                                                          =================    ===================

WNC Housing Tax Credit Fund VI, L.P., Series 7                                  10,990,000              6,003,000

Other partners                                                                     564,000                226,000
                                                                          -----------------    -------------------


                                                                                11,554,000              6,229,000
                                                                          -----------------    -------------------


                                                                        $       34,822,000   $         23,672,000
                                                                          =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                           2002                2001               2000
                                                     -----------------    ---------------     --------------
                                                        (Restated)
Revenues                                           $        2,243,000   $      1,740,000    $       867,000
                                                     -----------------    ---------------     --------------

Expenses:

    Operating expenses                                      1,460,000            936,000            398,000
    Interest expense                                          764,000            663,000            372,000
    Depreciation and amortization                             889,000            510,000            154,000
                                                     -----------------    ---------------     --------------

Total expenses                                              3,113,000          2,109,000            924,000
                                                     -----------------    ---------------     --------------

Net income(loss)                                   $         (870,000) $        (369,000)   $       (57,000)
                                                     =================    ===============     ==============

Net loss allocable to the Partnership, before
     equity in losses of Lake Village (for 2001
     and 2000 only)                                $         (870,000) $        (368,000)   $       (56,000)
                                                     =================    ===============     ==============

Net loss recorded by the Partnership, before
     equity in losses of Lake Village (for 2001
     and 2000 only)                                $         (963,000) $        (622,000)   $       (90,000)

                                                                    -                  -                  -
                                                     -----------------    ---------------     --------------

Net loss recorded by the Partnership               $         (963,000) $        (622,000)   $       (90,000)
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

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. >

The accrued fees and advances due to General Partner and affiliates consist of the following:

                                                                                           March 31
                                                                              -----------------------------------

                                                                                   2003                2002
                                                                              ---------------     ----------

Organizational, offering and selling costs payable                          $          2,590    $          2,590
Accrued asset management fees                                                         49,040              41,918
Reimbursements for expenses paid by the
   General Partner or an affiliate                                                     4,547               1,467
Payables to Local Limited Partnerships                                                    64              86,602
Insurance proceeds due to Local Limited Partnership                                  220,839                   -
                                                                              ---------------     ---------------

Total                                                                       $        277,080    $        132,577
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

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March
31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
                                                                                                     (Restated)
               2003
               ----

Income                                $         13,000    $         26,000   $          9,000    $         53,000

Operating expenses                             (38,000)            (37,000)           (42,000)            (36,000)

Equity in losses of limited
     partnerships                              (92,000)           (119,000)          (378,000)           (374,000)

Net loss                                      (117,000)           (130,000)          (411,000)           (357,000)

Net loss available to limited
     partner                                  (117,000)           (130,000)          (411,000)           (356,000)

Net loss per limited partnership
     unit                                           (6)                 (7)               (22)                (19)

               2002
               ----

Income                                $         50,000    $         29,000   $         23,000    $         42,000

Operating expenses                             (33,000)            (27,000)           (73,000)            (89,000)

Equity in losses of limited
     partnerships                              (33,000)           (105,000)           (64,000)           (420,000)

Net loss                                       (16,000)           (103,000)          (114,000)           (467,000)

Net loss available to limited
     partner                                   (16,000)           (103,000)          (114,000)           (466,000)

Net loss per limited partnership
unit                                                (1)                 (5)                (6)                (25)

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

NOTE 8 RESTATEMENT
------------------

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal years ended March 31, 2003 and 2002, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Lake Village Apartments, L.P. ("Lake Village"), as of and for the Lake Village fiscal years ended December 31, 2002 and 2001. Subsequent to the filing date of the Partnership's original Form 10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Lake Village for the Lake Village fiscal year ended December 31, 2002. As a result, the Partnership has restated its accompanying financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Lake Village, and the Partnership's actual interest in Lake Village based on the audited financial statements of Lake Village for the Lake Village fiscal year ended December 31, 2002. The Partnership has not restated the accompanying financial statements for the year ended March 31, 2002; there were no Lake Village audited financial statements received for the Lake Village fiscal year ended December 31, 2001, inasmuch as Lake Village was under construction during 2001. Consequently, there were no material results of operations for Lake Village for the year ended December 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 8 RESTATEMENT, continued
-----------------------------

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Investment in limited partnerships, net                      $         13,010,788        $      13,051,155
     Total assets                                                           15,469,538               15,509,905
     Partners' equity (deficit)
         General partner                                                        (3,146)                  (3,105)
         Limited partners                                                   14,859,176               14,899,502
     Total partners' equity                                                 14,856,030               14,896,397

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------

     Equity in losses of limited partnerships                     $          (962,573)       $        (922,206)
     Net loss                                                              (1,014,665)                (974,298)
     Net loss allocated to:
         General partner                                                       (1,015)                    (974)
         Limited partners                                                  (1,013,650)                (973,324)

     Net loss per limited partner unit                                         (53.77)                  (51.64)

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ---------------------------------------------
                                                                                              As Previously
                                                                      As Restated                Reported
                                                                  -------------------        ------------------
     General Partner
         Partners' equity (deficit) at March 31, 2002             $          (2,131)          $        (2,131)
         Net loss                                                            (1,015)                     (974)
                                                                     ----------------            --------------
         Partners' equity (deficit) at March 31, 2003                        (3,146)                   (3,105)


     Limited Partners
         Partners' equity (deficit) at March 31, 2002                    15,872,826                15,872,826
         Net loss                                                        (1,013,650)                 (973,324)
                                                                     ----------------            --------------
         Partners' equity (deficit) at March 31, 2003                    14,859,176                14,899,502


     Total
         Partners' equity (deficit) at March 31, 2002                    15,870,695                15,870,695
         Net loss                                                        (1,014,665)                 (974,298)
                                                                     ----------------            --------------
         Partners' equity (deficit) at March 31, 2003                    14,856,030                14,896,397

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001

NOTE 8 - RESTATEMENT, continued
-------------------------------

The following table shows the effect of the restatement on the Statement of Cash
Flows as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Cash flows from operating activities:
         Net loss                                                 $        (1,014,665)        $       (974,298)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Equity in losses of limited partnerships                         (962,573)                (922,206)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors, (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

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

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                           ---------------------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
--------------      -------------------
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

(f)   Involvement in Certain Legal Proceedings
----------------------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance Under Equity Compensation Plans
          ------------------------------------------------------------------

          Inapplicable

(b)       Security  Ownership of Certain Beneficial Owners
          -----------------------------------------------
          No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)       Security Ownership of Management
          --------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)       Changes in Control
          ------------------

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

          NONE

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

10.8 Amended and Restated Agreement of Limited Partnership of ACN Southern Hills II, L.P. filed as Exhibit 10.10 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 10.8. 40

10.9 Amended and Restated Agreement of Limited Partnership of Montrose Country Estates Limited Dividend Housing Association, a Michigan limited partnership, filed as Exhibit 10.9 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 10.9

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

99.4 Financial statements of Lake Village Apartments, L.P., as of and for the year ended December 31, 2002 together with Independent Auditors Report thereon; a significant subsidiary of the Partnership. (filed herewith)

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7


The audit  referred  to in our report  dated May 28,  2004  relating to the 2003 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

The 2002 financial statements were audited by other auditors, whose audit included the audit of the accompanying financial statement schedules for 2002 contained in Item 8 of this Form 10-K. Their report thereon, dated July 8, 2003, contained an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of one Local Limited Partnership.

In our opinion such financial statement schedules relating to the 2003 financial statements present fairly, in all material respects, the information set forth therein.



/s/ Reznick Fedder & Silverman
Bethesda, Maryland

May 28, 2004

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2003                             As of December 31, 2002
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

(Restated) (Restated) (Restated) Restated)
2nd Fairhaven,                      Federalsburg,
LLC                                 Maryland             $  360,000    $ 360,000    $ 996,000   $ 1,253,000   $ 109,000  $ 1,144,000

ACN Southern                        Oskaloosa,
Hills Partners                      Oklahoma
II, L.P.                                                  1,284,000    1,284,000      462,000     2,141,000     184,000    1,957,000

Hickory Lane                        Sioux City,
Partners, L.P.                      Iowa                    633,000      472,000    3,178,000     3,773,000     110,000    3,663,000

Lake Village                        Kewanee,
Apartments, L.P.                    Illinois              3,834,000    3,834,000    3,042,000     6,438,000      75,000    6,363,000

Montrose County                     Montrose,
Estates Limited                     Michigan
Dividend Housing
Association, L.P.                                           487,000      450,000      687,000     1,245,000      64,000    1,181,000

Ozark Properties                    Ozark,
III                                 Arkansas                300,000      300,000      836,000     1,237,000      79,000    1,158,000

Pierce Street                       Sioux City,
Partners, L.P.                      Iowa                  1,740,000    1,740,000    4,100,000     7,086,000     261,000    6,825,000

Red Oaks                            Holly Springs,
Estates, L.P.                       Mississippi             242,000      242,000      730,000     1,016,000     103,000      913,000

School Square,                      Albany,
L.P.                                Minnesota               286,000      286,000      994,000     1,289,000     173,000    1,116,000



WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2003                             As of December 31, 2002
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

(Restated) (Restated) (Restated) Restated)
Stroud Housing                      Stroud,
Associates, L.P.                    Oklahoma                891,000      847,000      750,000     1,691,000     189,000    1,502,000

Tahlequah                           Tahlequah,
Properties IV                       Oklahoma                375,000      375,000      844,000     1,438,000      59,000    1,379,000

Timberwolf                          Deer River,
Townhomes, L.P.                     Minnesota               469,000      425,000    1,348,000     1,779,000      51,000    1,728,000

United
Development,
L.P. West Memphis,
                                    Arkansas              2,250,000    2,200,000    1,095,000     3,739,000      90,000    3,649,000
                                                        ----------- ------------ ------------  ------------ ----------- ------------
                                                        $13,151,000 $ 12,815,000 $ 19,062,000  $ 34,125.000 $ 1,547,000 $ 32,578,000
                                                        =========== ============ ============  ============ ============ ===========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                  -------------------------------------------------------------------------------------
                                                                 Year                      Estimated       Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
        Partnership Name             Income        (Loss)      Acquired       Status         (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
                                   (Restated)    (Restated)
2nd Fairhaven, LLC                     107,000       (30,000)        2000       Completed              40         2000

ACN Southern Hills Partners II,
L.P.                                   129,000       (73,000)        2000       Completed            27.5         2001

Hickory Lane
Partners, L.P.                         274,000      (156,000)        2000       Completed              40         2001

Lake Village
Apartments, L.P.                        40,000      (134,000)        2000       Completed               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   122,000       (18,000)        2001       Completed              40         2001

Ozark Properties III                    91,000       (24,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         622,000      (153,000)        2000       Completed              40         2001

Red Oaks
Estates, L.P.                           19,000       (20,000)        2000       Completed            27.5         2000

School Square, L.P.                    109,000       (26,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       103,000      (140,000)        2000       Completed              40         2001

Tahlequah Properties IV                100,000       (60,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.              49,000       (41,000)        2001       Completed              40         2002

United Development, L.P.
                                       209,000         5,000         2000       Completed            27.5         2002
                                    ----------     ----------
                                    $1,974,000     $(870,000)
                                    ==========     ==========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2002                            As of December 31, 2001
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
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

Ozark Properties                    Ozark,
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

School Square,                      Albany,
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


WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2002                             As of December 31, 2001
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Tahlequah                           Tahlequah,
Properties IV                       Oklahoma                375,000      338,000      850,000     1,438,000       9,000    1,429,000

Timberwolf                          Deer River,
Townhomes, L.P.                     Minnesota               509,000      429,000           (1)      703,000          (1)     703,000

United                              West Memphis,
Development,                        Arkansas
L.P.
                                                          2,250,000    2,100,000      754,000     2,674,000          (1)   2,674,000
                                                        ----------- ------------ ------------  ------------ ----------- ------------
                                                        $12,243,000 $ 10,691,000 $ 12,978,000  $ 22,045.000 $   712,000 $ 21,333,000
                                                        =========== ============ ============  ============ ============ ===========

*    Results of Lake Village Apartments, L.P. have not been audited and thus have excluded.  See note 3 to the financial statements and report of independent certified public accountants.

(1) The Housing Complex was under construction at December 31, 2001.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2001
                                  -------------------------------------------------------------------------------------
                                                                 Year                      Estimated       Estimated
                                     Rental      Net Income   Investment                    Useful Life    Completion
        Partnership Name             Income        (Loss)      Acquired       Status         (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                  $  106,000     $  (32,000)        2000       Completed              40         2000

ACN Southern Hills Partners II,
L.P.                                    78,000      (102,000)        2000       Completed            27.5         2001

Hickory Lane
Partners, L.P.                         262,000       (31,000)        2000       Completed              40         2001

Lake Village                                                                        Under
Apartments, L.P.                                                             Construction
                                             *              *        2000  Rehabilitation               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   115,000       (11,000)        2001       Completed              40         2001

Ozark Properties III                    73,000       (26,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         625,000        88,000         2000       Completed              40         2001

Red Oaks
Estates, L.P.                          101,000       (47,000)        2000       Completed            27.5         2000

School Square, L.P.                    100,000       (50,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       115,000      (160,000)        2000       Completed              40         2001

Tahlequah Properties IV                      -       (19,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.                                                          Under
                                                                             Construction
                                           (1)         9,000         2001  Rehabilitation             (1)         2002

United Development, L.P.                                                            Under
                                                                             Construction
                                           (1)        12,000         2000  Rehabilitation             (1)         2002
                                    ----------     ----------
                                    $1,575,000     $(369,000)
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

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                           ------------------------------------- ---------------------------------------------------
                                                       As of March 31, 2001                            As of December 31, 2000
                                           ------------------------------------- ---------------------------------------------------
                                                   Partnership's
                                                   Total Original                Encumbrances
                                                   Investment in    Amount of       of Local      Property                    Net
                                                   Local Limited    Investment      Limited         and       Accumulated     Book
      Partnership Name              Location       Partnership      Paid to Date  Partnership     Equipment   Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven,                      Federalsburg,
LLC                                 Maryland             $  360,000    $ 360,000  $ 1,001,000   $ 1,245,000   $  49,000  $ 1,196,000

ACN Southern                        Oskaloosa,
Hills Partners                      Oklahoma
II, L.P.                                                  1,339,000      760,000           (1)           (1)         (1)         (1)

Hickory Lane                        Sioux City,
Partners, L.P.                      Iowa                    633,000      252,000    1,950,000     1,848,000      17,000    1,831,000

Lake Village                        Kewanee,
Apartments, L.P.                    Illinois              2,978,000      429,000            *             *           *            *

Montrose County                     Montrose,
Estates Limited                     Michigan
Dividend Housing
Association, L.P.                                           553,000            -           (1)           (1)         (1)         (1)

Pierce Street                       Sioux City,
Partners, L.P.                      Iowa                  1,527,000      580,000    2,930,000     2,990,000      32,000    2,958,000

Red Oaks                            Holly Springs,
Estates, L.P.                       Mississippi             245,000      184,000      734,000     1,016,000      17,000      999,000

School Square,                      Albany,
L.P.                                Minnesota               286,000      214,000    1,073,000     1,290,000      44,000    1,246,000
                                                        -----------  -----------  -----------   -----------   ---------  -----------
                                                        $ 7,921,000  $ 2,779,000  $ 7,688,000   $ 8,389,000   $ 159,000  $ 8,230,000
                                                        ===========  ==========   ===========   ===========   =========  ===========

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

Date: July 30, 2004

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

Date: July 30, 2004


By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: July 30, 2004


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date: July 30, 2004

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date: July 30, 2004