Form 10-Q/A
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2004-11-10
CIK 1084067

FORM 10-Q/A

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


                              17782 Sky Park Circle
                                Irvine, CA 92614
                    (Address of principal executive offices)

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

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund VI, L.P., Series 7 is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to restate its financial statements as of June 30, 2003 and for the quarter then ended. As discussed below, the Partnership has invested in Local Limited Partnerships. The Partnership was unable to obtain audited financial statements for one of the Local Limited Partnerships at the original filing date of the Form 10-Q, June 30, 2003. Those audited financial statements have been obtained, and the restatement reflects the changes in amounts and interest in results of operations from that previously estimated by the Partnership.

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

          Statements of Operations
            For the Three Months Ended June 30, 2003 and 2002..................4

          Statement of Partners' Equity (Deficit)
            For the Three Months Ended June 30, 2003...........................5

          Statements of Cash Flows
            For the Three Months Ended June 30, 2003 and 2002..................6

          Notes to Financial Statements........................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................18

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........20

   Item 4. Controls and Procedures............................................20

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................21

   Signatures ................................................................22

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                     June 30, 2003                 March 31, 2003
                                                                 -----------------------        ----------------------
                                                                      (Unaudited)
                                                                       (Restated)                   (Restated)
ASSETS

Cash and cash equivalents                                     $               1,905,211      $              2,246,731
Investments in limited partnerships (Note 3)                                 13,420,368                    13,010,788
Loans receivable (Note 2)                                                        85,010                       212,019
                                                                 -----------------------        ----------------------

                                                              $              15,410,589      $             15,469,538
                                                                 =======================        ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                  $                 516,532      $                336,428
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                           284,547                       277,080
                                                                 -----------------------        ----------------------

Total liabilities                                                               801,079                       613,508
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                               (3,393)                       (3,146)
   Limited Partners (25,000 units authorized and
      18,850 units issued and outstanding at
      June 30, and March 31, 2003)                                           14,612,903                    14,859,176
                                                                 -----------------------        ----------------------

Total partners' equity                                                       14,609,510                    14,856,030
                                                                 -----------------------        ----------------------

                                                              $              15,410,589      $             15,469,538
                                                                 =======================        ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                           2003                            2002
                                                       Three Months                    Three Months
                                                  ------------------------     -----------------------------
                                                        (Restated)

       Reporting fee                            $                  3,500     $                           -
       Interest income                                             6,606                            12,512
                                                  ------------------------     -----------------------------
                                                                  10,106                            12,512
       Operating expenses:
            Amortization (Note 3)                                 14,229                            14,229
            Asset management fees (Note 4)                        14,290                             8,998
            Legal and accounting fees                              3,570                            10,859
            Other                                                  2,175                             3,815
                                                  ------------------------     -----------------------------

              Total operating expenses                            34,264                            37,901
                                                  ------------------------     -----------------------------

       Loss from operations                                      (24,158)                          (25,389)
                                                  ------------------------     -----------------------------

       Equity in losses of limited
       partnerships (Note 3)                                    (222,362)                          (92,105)
                                                  ------------------------     -----------------------------

       Net loss                                 $               (246,520)    $                    (117,494)
                                                  ========================     =============================

       Net loss allocated to:
            General Partner                     $                   (247)    $                        (117)
                                                  ========================     =============================

            Limited Partners                    $               (246,273)    $                    (117,377)
                                                  ========================     =============================

       Net loss per limited partnership
          unit                                  $                    (13)    $                          (6)
                                                  ========================     =============================

       Outstanding weighted average
          limited partner units                                   18,850                            18,850
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


                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------
                                                      (Restated)           (Restated)            (Restated)

Partners' equity (deficit) at March 31, 2003      $          (3,146)$        14,859,176     $       14,856,030

Net loss    (Restated)                                         (247)           (246,273)              (246,520)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at June 30, 2003       $          (3,393)$        14,612,903     $       14,609,510
                                                    ================     ================     ==================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                        2003                     2002
                                                                 -------------------      --------------------
                                                                     (Restated)
   Cash flows from operating activities:
      Net loss                                                $           (246,520)    $             (117,494)
      Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Amortization                                                       14,229                     14,229
         Equity in losses of limited partnerships                          222,362                     92,105
         Accrued fees and expenses due to General Partner
          and affiliates                                                     7,468                      5,398
                                                                 -------------------      --------------------

   Net cash used in operating activities                                    (2,461)                    (5,762)
                                                                 -------------------      --------------------

   Cash flows from investing activities:
      Investments in limited partnerships, net                            (468,822)                  (262,592)
      Funds held in escrow disbursement account                                  -                    591,512
      Loans receivable                                                     127,009                     (7,567)
      Distributions from limited partnerships                                2,754                          -
                                                                 -------------------      --------------------

   Net cash (used in) provided by investing activities                    (339,059)                   321,353
                                                                 -------------------      --------------------

   Net (decrease) increase in cash and cash equivalents                   (341,520)                   315,591
                                                                 -------------------      --------------------

   Cash and cash equivalents, beginning of period                        2,246,731                  2,886,305
                                                                 -------------------      --------------------

   Cash and cash equivalents, end of period                   $          1,905,211     $            3,201,896
                                                                 ===================      ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                           $                  -     $                  800
                                                                 ===================      ====================

                 See accompanying notes to financial statements
                                       7

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

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

Equity in losses of limited partnerships for the quarters ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 4). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Exit Strategy
-------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003 the Partnership had cash equivalents of $1,905,000 and $2,247,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other Limited Partners. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 452 apartment units. As of June 30, 2003 construction or rehabilitation of all of the Housing Complexes was completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Three Months            For the Year
                                                                      Ended                        Ended
                                                                  June 30, 2003               March 31, 2003
                                                              -----------------------   ----------------------------
                                                                     (Restated)                  (Restated)
  Investment in limited partnerships, beginning of period   $            13,010,788   $                 13,125,199
  Capital contributions paid, net                                           431,572                      1,105,258
  Capital contributions payable                                             217,354                              -
  Equity in losses of limited partnerships                                 (222,362)                      (962,573)
  Distributions received from limited partnerships                           (2,755)                        (2,222)
  Amortization of capitalized acquisition fees and costs                    (14,229)                       (56,916)
  Tax credit adjustment                                                           -                       (197,958)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $            13,420,368   $                 13,010,788
                                                              =======================   ============================

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS


                                                                       2003                   2002
                                                                 -------------------    ------------------
                                                                    (Restated)


         Revenue                                               $          672,000   $           435,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                               197,000               166,000
           Depreciation                                                   264,000               127,000
           Operating expenses                                             433,000               234,000
                                                                 -------------------    ------------------
         Total expenses                                                   894,000               527,000
           Net Loss                                            $         (222,000)  $           (92,000)
                                                                 ===================    ==================

         Net loss allocable to the Partnership                 $         (222,000)  $           (92,000)
                                                                 ===================    ==================

         Net loss recorded by the Partnership                  $         (222,000)  $           (92,000)
                                                                 ===================    ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

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

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $14,290 and $8,998 were incurred during the three months ended June 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $12,566 and $15,000 of those fees during the three months ended June 30, 2003 and 2002, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursement are approximately $16,442 and $0 during the three months ended June 30, 2003 and 2002, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                      June 30, 2003         March 31, 2003
                                                                  ----------------------   ------------------
         Interest and insurance proceeds payable to             $               220,903  $           220,903
           Local Limited Partnerships
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            50,764               49,040
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                   10,290                4,547
                                                                  ----------------------   ------------------

                                                                $               284,547  $           277,080
                                                                  ======================   ==================

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a 20 year loan of $80,000 from the Partnership to Southern Hills. The balance of the construction loan was paid off by the Local Limited Partnership. The Partnership's loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. Southern Hills has been making all payments on a timely manner and as of September 30, 2004 is current on the loan owing to the Partnership.

During the year ended March 31, 2002, WNC, the General Partner of the Partnership, was advised that Lake Village Apartments, a Local Limited Partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and the Shelter Resource Corporation ("SRC") executed a workout agreement with their lender (the "Agreement"), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned SRC. Pursuant to the terms of the Agreement, the new Local General Partner would cause additional equity to be contributed to the Local Limited Partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement, as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions along with $49,587 that was applied towards the interest payable owing to Lake Village resulting from an escrow account as of March 31, 2003, resulting in a balance of $5,660. The Partnership entered into a loan receivable agreement in the amount of this balance, which is included in loans receivable. Construction of the development is completed and as of June 30, 2003, the facility had reached 82% occupancy and 100% tax credit qualified. The property will be switching management companies in January 2005 to improve the quality of tenant communications, stablize occupancy and reduce operating expenses. The current occupancy rate is 90% as of September 30, 2004.

Note 7 - RESTATEMENT
--------------------

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal years ended March 31, 2003 and 2002, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Lake Village Apartments, L.P. ("Lake Village"), as of and for the Lake Village fiscal years ended December 31, 2002 and 2001. Subsequent to the filing date of the Partnership's original Form 10-Q for the period ended June 30, 2003, the Partnership obtained the audited financial statements of Lake Village for the Lake Village fiscal year ended December 31, 2002. As a result, the Partnership has restated its accompanying financial statements for the quarter ended June 30, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Lake Village, and the

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


Note 7 -  RESTATEMENT, continued
--------------------------------

Village fiscal year ended December 31, 2002. The Partnership has not restated the accompanying financial statements for the quarter ended June 30, 2002; there were no Lake Village audited financial statements received for the Lake Village fiscal year ended December 31, 2001, inasmuch as Lake Village was under construction during 2001. Consequently, there were no material results of operations for Lake Village for the quarter ended June 30, 2002.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                      Quarter Ended June 30, 2003 (Unaudited)
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Investment in limited partnerships, net                      $        13,420,368         $     13,450,831
     Total assets                                                          15,410,589               15,441,053
     Partners' equity (deficit)
         General partner                                                       (3,393)                  (3,361)
         Limited partners                                                  14,612,903               14,643,352
     Total partners' equity                                                14,609,510               14,639,991

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                      Quarter Ended June 30, 2003 (Unaudited)
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Equity in losses of limited partnerships                     $          (223,362)       $        (228,767)
     Net loss                                                                (246,520)                (256,406)
     Net loss allocated to:
         General partner                                                         (247)                    (256)
         Limited partners                                                    (246,273)                (256,150)

     Net loss per limited partner unit                                            (13)                     (14)


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


Note 7 -  RESTATEMENT, continued
--------------------------------

The  following  table shows the effect of the  restatement  on the  Statement of Partners' Equity (Deficit) as previously reported:

                                                                      Quarter Ended June 30, 2003 (Unaudited)
                                                                  ---------------------------------------------
                                                                                              As Previously
                                                                      As Restated                Reported
                                                                  -------------------        ------------------
     General Partner
         Partners' equity (deficit) at March 31, 2003             $          (3,146)          $        (3,105)
         Net loss                                                              (247)                     (256)
                                                                     ----------------            --------------
         Partners' equity (deficit) at June 30, 2003                         (3,393)                   (3,361)


     Limited Partners
         Partners' equity (deficit) at March 31, 2003                    14,859,176                14,899,502
         Net loss                                                          (246,273)                 (256,150)
                                                                     ----------------            --------------
         Partners' equity (deficit) at June 30, 2003                     14,612,903                14,643,352


     Total
         Partners' equity (deficit) at March 31, 2003                    14,856,030                14,896,397
         Net loss                                                          (246,520)                 (256,406)
                                                                     ----------------            --------------
         Partners' equity (deficit) at June 30, 2003                     14,609,510                14,639,991


The following table shows the effect of the restatement on the Statement of Cash Flows as previously reported:

                                                                      Quarter Ended March 31, 2003 (Unaudited)
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Cash flows from operating activities:
         Net loss                                                 $          (246,520)        $       (256,406)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Equity in losses of limited partnerships                           222,362                  228,767

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

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $1,905,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $13,420,000 and $85,000 in loans receivable. Liabilities at June 30, 2003 consisted primarily of $517,000 due to limited partnerships, $64,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $221,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(246,000), reflecting an increase in loss of $(129,000) from the $(117,000) net loss for the three months ended June 30, 2002. The increase in net loss was primarily due to an increase of approximately $(130,000) in equity in losses of limited partnerships, which increased to $(222,000) for the three month period ended June 30, 2003 from $(92,000) for the three month period ended June 30,
2002, due to the completion of construction and lease-up of additional properties. In addition to the increase in equity in losses from limited partnerships, gain from operations increased by $1,000 to a loss of $(24,000), for the three months ended June 30, 2003 from a loss of $(25,000) for the three months ended June 30, 2002. The increase in gain from operations was primarily due to a decrease in interest income of $(6,000) due to lower interest rates and balance of cash on hand, off-set by a $4,000 increase in reporting fees, an increase in asset management fees of $5,000, which was offset by decreases in legal and accounting fees of $(7,000) and other operating expenses of approximately $(1,000) for the three months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash used during the three months ended June 30, 2003 was $(342,000), compared to a net cash provided in the three months ended June 30, 2002 of $316,000 reflecting an increase of $(657,000) net cash used. The increase in net cash used is due to an increase of $(660,000) in cash used by investing activities, which was primarily due to a decrease in payments of capital contributions to Local Partnerships and completions of syndication process. The increase in net cash used by investment activities was offset by the decrease of $(3,000) by net cash used by operating activities.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

Other Matters

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions along with $49,587 that was applied towards the interest payable owing to Lake Village resulting from an escrow account as of March 31, 2003, resulting in a balance of $5,660. The Partnership entered into a loan receivable agreement in the amount of this balance, which is included in loans receivable. Construction of the development is completed and as of June 30, 2003, the facility had reached 82% occupancy and 100% tax credit qualified. The property will be switching management companies in January 2005 to improve the quality of tenant communications, stablize occupancy and reduce operating expenses. The current occupancy rate is 90% as of September 30, 2004.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the loan was successfully refinanced with a first mortgage of $463,000 and a 20-year loan of $80,000 from the Partnership to Southern Hills. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. Southern Hills has been making all payments on a timely manner and as of September 30, 2004 is curent on the loan owing to the Partnership.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          NOT APPLICABLE

Item 4.   Controls and Procedures

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

          NONE

(b)       Exhibits.
          ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
(Registrant)

By:   WNC & Associates, Inc., General Partner of the Registrants



By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:   November 10, 2004




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:   November 10, 2004