Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2004-11-10
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR
|_|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

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


                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2003




PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets
            September 30, 2003 and March 31, 2003 .............................3

           Statements of Operations
            For the Three and Six Months Ended September 30, 2003 and 2002.....4

           Statement of Partners' Equity (Deficit)
            For the Six Months Ended September 30, 2003........................5

           Statements of Cash Flows
            For the Six Months Ended September 30, 2003 and 2002...............6

           Notes to Financial Statements.......................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........17

   Item 4. Controls and Procedures............................................17

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................17

   Signatures ................................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                   September 30, 2003              March 31, 2003
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
ASSETS

Cash and cash equivalents                                     $               1,490,129      $              2,246,731
Investments in limited partnerships (Note 3)                                 13,183,604                    13,010,788
Loans receivable (Note 2)                                                        85,288                       212,019
                                                                 -----------------------        ----------------------

                                                              $              14,759,021      $             15,469,538
                                                                 =======================        ======================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                  $                 329,532      $                336,428
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                            74,968                       277,080
                                                                 -----------------------        ----------------------

Total liabilities                                                               404,500                       613,508
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                               (3,648)                       (3,146)
   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
      September 30, and March 31, 2003)                                      14,358,169                    14,859,176
                                                                 -----------------------        ----------------------

Total partners' equity                                                       14,354,521                    14,856,030
                                                                 -----------------------        ----------------------

                                                              $              14,759,021      $             15,469,538
                                                                 =======================        ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)


                                                           2003                                        2002
                                          ----------------------------------------    -------------------------------------
                                            Three Months            Six Months         Three Months           Six Months
                                          -----------------      -----------------    ----------------       --------------

Reporting fee                           $          11,787      $          11,787    $              -       $            -
Interest income                                     4,534                 11,141              26,289               38,801
                                          -----------------      -----------------    ----------------       --------------
                                                   16,321                 22,928              26,289               38,801
Operating expenses:
     Amortization (Note 3)                         14,229                 28,458              14,229               28,458
     Asset management fees (Note 4)                14,614                 28,904               8,998               17,996
     Legal and accounting fees                     14,950                 18,520               7,542               18,401
     Other                                          1,673                  3,830               5,918                9,733
                                          -----------------      -----------------    ----------------       --------------

       Total operating expenses                    45,466                 79,712              36,687               74,588
                                          -----------------      -----------------    ----------------       --------------

Income (loss) from operations                     (29,145)               (56,784)            (10,398)             (35,787)
                                          -----------------      -----------------    ----------------       --------------

Equity in losses of limited
partnerships (Note 3)                            (222,363)              (444,725)           (119,392)            (211,497)
                                          -----------------      -----------------    ----------------       --------------

Net loss                                $        (251,508)     $        (501,509)   $       (129,790)      $     (247,284)
                                          =================      =================    ================       ==============

Net loss allocated to:
     General Partner                    $            (252)     $            (502)   $           (130)      $         (247)
                                          =================      =================    ================       ==============

     Limited Partners                   $        (251,256)     $        (501,007)   $       (129,660)      $     (247,037)
                                          =================      =================    ================       ==============

Net loss per limited partnership unit   $             (13)     $             (27)   $             (7)      $          (13)
                                          =================      =================    ================       ==============

Outstanding weighted average
   limited partner units                           18,850                 18,850              18,850               18,850
                                          =================      =================    ================       ==============


                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)



                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2003      $          (3,146) $        14,859,176     $       14,856,030

Net loss                                                       (502)            (501,007)              (501,509)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at September 30, 2003  $          (3,648) $        14,358,169     $       14,354,521
                                                    ================     ================     ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                       2003                      2002
                                                                 ------------------       --------------------
   Cash flows from operating activities:
      Net loss                                                $            (501,509)   $            (247,284)
      Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
         Amortization                                                        28,458                   28,458
         Equity in losses of limited partnerships                           444,725                  211,497
         Accrued interest payable                                                 -                  183,888
         Accrued fees and expenses due to General Partner
          and affiliates                                                   (202,112)                   2,902
                                                                 ------------------       --------------------

   Net cash (used in) provided by operating activities                     (230,438)                 179,461

   Cash flows from investing activities:
      Investments in limited partnerships, net                             (655,822)              (1,245,663)
      Funds held in escrow disbursement account                                   -                  591,512
      Loans receivable                                                      126,731                  329,000
      Distributions from limited partnerships                                 2,927                    8,222
                                                                 ------------------       --------------------

   Net cash used in investing activities                                   (526,164)                (316,929)

   Net decrease in cash and cash equivalents                               (756,602)                (137,468)
                                                                 ------------------       --------------------

   Cash and cash equivalents, beginning of period                         2,246,731                2,886,305
                                                                 ------------------       --------------------

   Cash and cash equivalents, end of period                   $           1,490,129    $           2,748,837
                                                                 ==================       ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                           $                   -    $                 800
                                                                 ==================       ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Quarter Ended September 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Certain Risks and Uncertainties
-------------------------------

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the tranaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Equity in losses of Local Limited Partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of September 30, 2003 and March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2003 and March 31, 2003 the Partnership had cash equivalents of $1,490,000 and $2,247,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At September 30, 2003, loans receivable and accrued interest thereon of $85,982 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See Note 7). One of the loans in the amount of $78,000, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the period presented, the Partnership had acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 452 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented below:

                                                                   For the Six                 For the Year
                                                                   Months Ended                    Ended
                                                                September 30, 2003            March 31, 2003
                                                              -----------------------   ----------------------------

  Investments per balance sheet, beginning of period        $            13,010,788   $                 13,125,199
  Capital contributions paid, net                                           618,572                      1,105,258
  Capital contributions payable                                              30,354                              -
  Equity in losses of limited partnerships                                 (444,725)                      (962,573)
  Distributions received from limited partnerships                           (2,927)                        (2,222)
  Amortization of capitalized acquisition fees and costs                    (28,458)                       (56,916)
  Tax credit adjustment                                                           -                       (197,958)
                                                              -----------------------   ----------------------------

  Investments per balance sheet, end of period              $            13,183,604   $                 13,010,788
                                                              =======================   ============================

Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2003                   2002
                                                                 -------------------    ------------------
                                                                                             (Restated)
         Revenue                                               $        1,344,000    $          972,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                               395,000               361,000
           Depreciation                                                   529,000               323,000
           Operating expenses                                             865,000               500,000
                                                                 -------------------    ------------------

             Total expenses                                             1,789,000             1,184,000
                                                                 -------------------    ------------------
           Net Loss                                            $         (445,000)    $        (212,000)
                                                                 ===================    ==================

         Net loss allocable to the Partnership                 $         (445,000)    $        (211,000)
                                                                 ===================    =================

         Net loss recorded by the Partnership                  $         (445,000)    $        (211,000)
                                                                 ===================    ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and/or the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $144,851 and $122,857 as of September 30, 2003 and March 31, 2003, respectively.

     (b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $377,000. Accumulated amortization was $42,454 and $35,990 as of September 30, 2003 and March 31, 2003, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $28,904 and $17,996 were incurred during the six months ended September 30, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $35,133 and $22,500 of those fees during the six months ended September 30, 2003 and 2002, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $17,001 and $26,952 during the six months ended September 30, 2003 and 2002, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                   September 30, 2003       March 31, 2003
                                                                  ----------------------   ------------------
         Interest and insurance proceeds payable to             $                20,902  $           220,903
           Local Limited Partnerships
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            42,811               49,040
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                    8,665                4,547
                                                                  ----------------------   ------------------

                                                                $                74,968  $           277,080
                                                                  ======================   ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    For the Quarter Ended September 30, 2003
                                   (unaudited)


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

During the year ended March 31, 2002, WNC, the General Partner of the Partnership, was advised that Lake Village Apartments, a Local Limited Partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and the Shelter Resource Corporation ("SRC") executed a workout agreement with their lender (the "Agreement"), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned SRC. Pursuant to the terms of the Agreement, the new Local General Partner would cause additional equity to be contributed to the Local Limited Partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement, as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions along with $49,587 that was applied towards the interest payable owing to Lake Village resulting from an escrow account as of March 31, 2003, resulting in a balance of $5,660. The Partnership entered into a loan receivable agreement in the amount of this balance, which is included in loans receivable. Construction of the development is completed and is 100% tax credit qualified. The property will be switching management companies in January 2005 to improve the quality of tenant communications, stablize occupancy and reduce operating expenses. The current occupancy rate is 90% as of September 30, 2004.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $1,490,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $13,184,000 and $85,000 in loans receivable. Liabilities at September 30, 2003 primarily consisted of $330,000 due to limited partnerships, $54,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $21,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(252,000), reflecting an increase in loss of $(122,000) from the $(130,000) net loss for the three months ended September 30, 2002. The increase in net loss was primarily due to an increase of approximately $(103,000) in equity in losses of limited partnerships, which increased to $(222,000) for the three months ended September 30, 2003 from $(119,000) for the three months ended September 30, 2002, due to the completion of construction and lease-up of additional properties. In addition to the increase in equity in losses from limited partnerships, loss from operations increased by $(19,000) to a loss of $(29,000), for the three months ended September 30, 2003 from a loss of $(10,000) for the three months ended September 30, 2002. The increase in loss from operations was primarily due to a decrease in interest income of $(22,000) due to lower interest rates and balance of cash on hand, offset by an increase of reporting fee of $12,000, an increase in asset management fees of $(6,000), along with an increase in legal and accounting fees of $(7,000) offset by a decrease in other operating expenses of approximately $4,000 for the three months ended September 30, 2003.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(502,000), reflecting an increase in loss of $(254,000) from the $(248,000) net loss for the six months ended September 30, 2002. The increase in net loss was primarily due to an increase of approximately $(233,000) in equity in losses of limited partnerships, which increased to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

$(445,000) for the six months ended September 30, 2003 from $(212,000) for the six months ended September 30, 2002, due to the completion of construction and lease-up of additional properties. In addition to the increase in equity in losses from limited partnerships, loss from operations increased by $(21,000) to a loss of $(57,000), for the six months ended September 30, 2003 from a loss of $(36,000) for the six months ended September 30, 2002. The increase in loss from operations was primarily due to a decrease in interest income of $(28,000) due to lower interest rates and balance of cash on hand, which was offset by an increase in reporting fee of $12,000, an increase in asset management fees of $(11,000), which was offset by a decrease in other operating expenses of $6,000 for the six months ended September 30, 2003.

Cash Flows

Six Months Ended  September 30, 2003 Compared to Six Months Ended  September 30,
2002. Net cash used during the six months ended September 30, 2003 was $(757,000), compared to the net cash used in the six months ended September 30, 2002 of $(138,000) reflecting an increase of $(619,000) net cash used. The increase is primarily due to a $(410,000) increase in cash used in operating activities, which is due to a $(184,000) decrease in accrued interest payable, a $(205,000) decrease in accrued fees and expense due to General Partner and affiliates along with a $ (21,000) increase in loss from operations largely due to the $(16,000) decrease in operating income. In addition to the increase in net cash used in operating activities, there is also an increase of $(209,000) in cash used in investing activities. The increase in cash used in investing activities is due to a $590,000 decrease in cash used for investments in limited partnerships, a $(592,000) decrease in funds held in escrow disbursement account, a $(202,000) decrease in loans receivable, along with a $(5,000) decrease in distributions received from limited partnerships.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

Other Matters

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the loans. As a result of the foregoing, at June 30, 2002, Lake Village Apartments and a WNC affiliate executed a workout agreement with their lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned WNC affiliate. Pursuant to the terms of the Agreement, the new general partner would cause additional equity to be contributed to the local limited partnership, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction, among other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the partnership committed to additional capital contributions of $855,628 as a result of obtaining additional tax credits, and $387,877 was disbursed to an escrow account and further disbursed to Lake Village Apartments. A net amount of $522,997 had been advanced to Lake Village by March 31, 2003. An amount of $467,751 from this advance was applied to capital contributions along with $49,587 that was applied towards the interest payable owing to Lake Village resulting from an escrow account as of March 31, 2003, resulting in a balance of $5,660. The Partnership entered into a loan receivable agreement in the amount of this balance, which is included in loans receivable. Construction of the development is completed and is 100% tax credit qualified. The property will be switching management companies in January 2005 to improve the quality of tenant communications, stablize occupancy and reduce operating expenses. The current occupancy rate is 90% as of September 30, 2004.

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

The Partnership expects its future cash flows, together with its net available assets at September 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date:  Novemer 10, 2004