Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2004-11-10
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

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


                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2003



PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

          Balance Sheets
            December 31, 2003 and March 31, 2003 ..............................3

          Statements of Operations
            For the Three and Nine Months Ended December 31, 2003 and 2002.....4

          Statement of Partners' Equity (Deficit)
            For the Nine Months Ended December 31, 2003........................5

          Statements of Cash Flows
            For the Nine Months Ended December 31, 2003 and 2002...............6

          Notes to Financial Statements........................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........18

   Item 4. Controls and Procedures............................................18

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................18

   Signatures ................................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                   December 31, 2003               March 31, 2003
                                                                 -----------------------        ----------------------
                                                                      (unaudited)
ASSETS

Cash and cash equivalents                                     $               1,174,893      $              2,246,731
Investments in limited partnerships (Note 3)                                 13,307,182                    13,010,788
Loans receivable (Note 2)                                                        84,863                       212,019
                                                                 -----------------------        ----------------------

                                                              $              14,566,938      $             15,469,538
                                                                 =======================        ======================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)                   $                 389,701      $                336,428
  Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                            72,256                       277,080
                                                                 -----------------------        ----------------------

Total liabilities                                                               461,957                       613,508
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 6)

Partners' equity (deficit):
  General Partner                                                                (3,897)                       (3,146)
  Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
      December 31, 2003 and March 31, 2003)                                  14,108,878                    14,859,176
                                                                 -----------------------        ----------------------

Total partners' equity                                                       14,104,981                    14,856,030
                                                                 -----------------------        ----------------------

                                                              $              14,566,938      $             15,469,538
                                                                 =======================        ======================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine months Ended December 31, 2003 and 2002
                                   (unaudited)


                                                           2003                                        2002
                                         ----------------------------------------     --------------------------------------
                                           Three Months            Nine Months         Three Months           Nine Months
                                         ------------------      ----------------     ----------------       ---------------

Interest income                        $            4,538      $         15,679     $          8,582       $        47,383
Reporting fee                                       3,436                15,223                    -                     -
                                         ------------------      ----------------     ----------------       ---------------
                                                    7,974                30,902                8,582                47,383
Operating expenses:
     Amortization (Note 3)                         14,229                42,687               14,229                42,687
     Asset management fees (Note 4)                14,614                43,518               16,719                34,715
     Legal and accounting fees                      2,798                21,318                7,768                26,169
     Other                                          3,511                 7,341                2,974                12,707
                                         ------------------      ----------------     ----------------       ---------------

       Total operating expenses                    35,152               114,864               41,690               116,278
                                         ------------------      ----------------     ----------------       ---------------

Loss from operations                              (27,178)              (83,962)             (33,108)              (68,895)
                                         ------------------      ----------------     ----------------       ---------------

Equity in losses of limited
partnerships (Note 3)                            (222,362)             (667,087)            (377,799)             (589,296)
                                         ------------------      ----------------     ----------------       ---------------

Net loss                               $         (249,540)     $       (751,049)    $       (410,907)      $      (658,191)
                                         ==================      ================     ================       ===============

Net loss allocated to:
     General Partner                   $             (249)     $           (751)    $           (411)      $          (658)
                                         ==================      ================     ================       ===============

     Limited Partners                  $         (249,291)     $       (750,298)    $       (410,496)      $      (657,533)
                                         ==================      ================     ================       ===============

Net loss per limited partnership unit  $              (13)     $            (40)    $            (22)      $           (35)
                                         ==================      ================     ================       ===============

Outstanding weighted average
   Limited partner units                           18,850                18,850               18,850                18,850
                                         ==================      ================     ================       ===============

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)



                                                        General              Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at March 31, 2003      $          (3,146) $        14,859,176     $       14,856,030

Net loss                                                       (751)            (750,298)              (751,049)
                                                    ----------------     ----------------     ------------------

Partners' equity (deficit) at December 31, 2003   $          (3,897) $        14,108,878     $       14,104,981
                                                    ================     ================     ==================


                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                                        2003                     2002
                                                                 -------------------      --------------------
   Cash flows from operating activities:
      Net loss                                                $           (751,049)    $            (658,191)
      Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
         Amortization                                                       42,687                    42,687
         Equity in losses of limited partnerships                          667,087                   589,296
         Accrued fees and expenses due to General Partner
          and affiliates                                                  (204,824)                  177,589
                                                                 -------------------      --------------------

   Net cash (used in) provided by operating activities                    (246,099)                  151,381
                                                                 -------------------      --------------------

   Cash flows from investing activities:
      Investments in limited partnerships, net                            (955,822)               (1,225,662)
      Funds held in escrow disbursement account                                  -                   591,512
      Loans receivable                                                     127,156                   331,762
      Distributions from limited partnerships                                2,927                     9,222
                                                                 -------------------      --------------------

   Net cash used in investing activities                                  (825,739)                 (293,166)
                                                                 -------------------      --------------------

   Net decrease in cash and cash equivalents                            (1,071,838)                 (141,785)

   Cash and cash equivalents, beginning of period                        2,246,731                 2,886,305
                                                                 -------------------      --------------------

   Cash and cash equivalents, end of period                   $          1,174,893     $           2,744,520
                                                                 ===================      ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                           $                  -     $                 800
                                                                 ===================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)




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

Equity in losses of Local Limited Partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on nine months of results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Offering Expenses
-----------------

Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of December 31, 2003 and March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)



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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2003 and March 31, 2003 the Partnership had cash equivalents of $1,175,000 and $2,247,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At December 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss per Limited Partner Unit
---------------------------------

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

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN-46 ("FIN-46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January-31, 2003, but prior to January-1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March-31, 2004, when FIN 46R is effective for the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At December 31, 2003, loans receivable and accrued interest thereon of $85,000 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See Note 7). One of the loans in the amount of $78,000, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

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

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Following is a summary of the equity method activity of the investments in Local
Limited Partnerships for the periods presented below:

                                                                   For the Nine                For the Year
                                                                   Months Ended                    Ended
                                                                December 31, 2003             March 31, 2003
                                                              -----------------------   ----------------------------

  Investments per balance sheet, beginning of period        $            13,010,788   $                 13,125,199
  Capital contributions paid, net                                         1,009,095                      1,105,258
  Equity in losses of limited partnerships                                 (667,087)                      (962,573)
  Distributions received from limited partnerships                           (2,927)                        (2,222)
  Amortization of capitalized acquisition fees and costs                    (42,687)                       (56,916)
  Tax credit adjustment                                                           -                       (197,958)
                                                              -----------------------   ----------------------------

  Investments per balance sheet, end of period              $            13,307,182   $                 13,010,788
                                                              =======================   ============================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows, restated for 2002 to show Lake Village:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2003
                                                                                              2002
                                                                 -------------------    ------------------
                                                                                           (Restated)

         Revenue                                               $        2,016,000    $          972,000
                                                                 -------------------    ------------------

         Expenses:
           Interest expense                                               592,000               361,000
           Depreciation                                                   793,000               323,000
           Operating expenses                                           1,298,000               500,000
                                                                 -------------------    ------------------

            Total expenses                                              2,683,000             1,184,000
                                                                 -------------------    ------------------
           Net Loss                                            $         (667,000)    $        (212,000)
                                                                 ===================    ==================

         Net loss allocable to the Partnership                 $         (667,000)    $        (211,000)
                                                                 ===================    ==================

         Net loss recorded by the Partnership                  $         (667,000)    $        (211,000)
                                                                 ===================    ==================



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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $155,848 and $122,857 as of December 31, 2003 and March 31, 2003, respectively.

     (b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2003 and

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)



NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          March  31,  2003,  the  Partnership   incurred  acquisition  costs  of
          $377,000. Accumulated amortization was $45,686 and $35,990 as of December 31, 2003 and March 31, 2003, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $43,518 and $17,996 were incurred during the nine months ended December 31, 2003 and 2002, respectively. The Partnership paid the General Partner or its affiliates $45,200 and $22,500 of those fees during the nine months ended December 31, 2003 and 2002, respectively.

     (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $43,638 and $34,646 during the nine months ended December 31, 2003 and 2002, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                    December 31, 2003       March 31, 2003
                                                                  ----------------------   ------------------
         Interest and insurance proceeds payable to
           Local Limited Partnerships                           $                20,902  $           220,903
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            47,358               49,040
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                    1,406                4,547
                                                                  ----------------------   ------------------

                                                                $                72,256  $           277,080
                                                                  ======================   ==================

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

During the year ended March 31, 2002, WNC, the General Partner of the Partnership, was advised that Lake Village Apartments, a Local Limited Partnership, was in default of covenants relating to certain loans advanced to it for the construction of apartments. The defaults were primarily caused by the general contractor failing to complete the

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     For the Quarter Ended December 31, 2003
                                   (unaudited)


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $1,175,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $13,307,182 and $85,000 in loans receivable. Liabilities at December 31, 2003 primarily consisted of $390,000 due to limited partnerships, $51,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $21,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(250,000), reflecting a decrease in loss of $161,000 from the $(411,000) net loss for the three months ended December 31, 2002. The decrease in net loss was primarily due to an increase of approximately $155,000 in equity in losses of limited partnerships, which increased to $(222,000) for the three months ended December 31, 2003 from $(377,000) for the three months ended December 31, 2002, due to the completion of construction and lease-up of additional properties. In addition to the decrease in equity in losses from limited partnerships, loss from operations decreased by $6,000 to a loss of $(27,000), for the three months ended December 31, 2003 from a loss of $(33,000) for the three months ended December 31, 2002. The decrease in loss from operations was primarily due to, a decrease in asset management fees of $2,000, a decrease in legal and accounting fees of $5,000, offset by a decrease in interest income of $(4,000) due to lower interest rates and balance of cash on hand for the three months ended December 31, 2003.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(751,000), reflecting an increase in loss of $(93,000) from the $(658,000) net loss for the nine months ended December 31, 2002. The increase in net loss was primarily due to an increase of approximately $(78,000) in equity in losses of limited partnerships, which increased to $(667,000) for the nine months ended December 31, 2003 from $(589,000) for the nine months ended December 31, 2002, due to the completion of construction and lease-up of additional properties. In addition to the increase in equity in losses from limited partnerships, loss from operations decreased by $(15,000) to a loss of $(84,000), for the nine months ended December 31, 2003 from a loss of $(69,000) for the nine months ended December 31, 2002. The increase in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

loss from operations was primarily due to a decrease in interest income of $(31,000) due to lower interest rates and balance of cash on hand, offset by an increase in reporting fee of $15,000, and an increase in asset management fees of $(9,000), which was offset by a decrease in legal and accounting fees of $5,000 and a decrease in other operating expenses of $5,000 for the nine months ended December 31, 2003.

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net cash used during the nine months ended December 31, 2003 was $(1,072,000), compared to the net cash used for the nine months ended December 31, 2002 of $(142,000) reflecting an increase of $(930,000) net cash used. The increase is primarily due to a $(533,000) increase in cash used in investing activities, which is due to a $270,000 decrease in cashed used for investments in limited partnerships, a $(592,000) decrease in funds held in escrow disbursement account, a $(205,000) decrease in loan receivable, along with a $(6,000) decrease in distributions received from limited partnerships. In addition to the increase in cash used in investing activities, there is also a $(397,000) increase in net cash used in operating activities. The increase in net cash used in operating activities is primarily due to a $(382,000) increase in cash used for accrued fees and expenses due to General Partner and affiliates, along with a $(15,000) decrease in loss from operations.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

          A current report on Form 8-K was filed on behalf of the registrant on November 4, 2003 reporting the resignation of the registrant's former principal independent accountants, and the engagement of new principal independent accountants under Item 4 of the Form 8-K. An amendment thereto on Form 8-K/A was filed on November 10, 2003 and November 25, 2003 (under Item 7 and under Items 4 and 7, respectively) to file as an exhibit the required letter from the former principal independent accountants. Neither the initial report nor the amendments included any financial statements.

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