Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2006-01-10
CIK 1084067

WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 7


                                   Exceptions

As discussed in the Form 10-K, WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") has invested in Local Limited Partnerships. The Partnership was unable to obtain audited financial statements for one of the Local Limited Partnerships until October 2005. Therefore, the Partnership is filing this Form, 10-K for the year ended March 31, 2004 in January 2006.

On May 11, 2005, draft guidance was issued by the Public Company Accounting Oversight Board (United States) (PCAOB) which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the Local Limited Partnerships to refer to the standards of the PCAOB.

The financial statements and schedules prepared by the Partnership's management, and presented herein in Item 8 and Item 15, respectively, have not been audited because the Partnership was not able to obtain audits of the Local Limited Partnerships' financial statements, performed in accordance with the standards of the PCAOB. The Partnership holds non-controlling limited partner interests in the Local Limited Partnerships. The non-affiliated general partners of the Local Limited Partnerships engage the accountants auditing each of the Local Limited Partnerships.

Historically, the audits, and the reports thereon, of the Local Limited Partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

Except as set forth in the first paragraph above, the audits of the Local Limited Partnerships were performed primarily during the months of January, February and March of 2004 and refer to Generally Accepted Auditing Standards. For all of the Local Limited Partnerships, the Partnership has the originally signed independent auditor' reports covering the financial statements of the Local Limited Partnerships for the year ending December 31, 2003; however, these reports do not refer to the auditing standards of PCAOB and accordingly these audits were not performed in accordance with the standards of the PCAOB.

Accordingly, the Partnership is unable to obtain an audit, performed in accordance with the standards of the PCAOB, of the Partnership's financial statements and schedules, until the Partnership obtains audits of the Local Limited Partnerships' financial statements, performed in accordance with the standards of the PCAOB. Therefore, the Partnership is filing its Form10-K as "UNAUDITED."

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from           to
                                            ----------  ----------

                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

                  California                           33-0761517
                (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)        Identification No.)

                        17782 Sky Park Circle            92614-6404
                              Irvine, CA                 (Zip Code)
               (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No     X
   ----------  -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes            No      X
   ------------  -------------

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

                                      NONE

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 7 (the "Partnership") was formed under the California Revised Limited Partnership Act on June 16, 1997 and commenced operations on September 3, 1999, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed on July 16, 1999. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multifamily housing complexes that are eligible for low-income housing federal tax credits ("Low Income Housing Tax Credits").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on April 16, 1999, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 units had been sold. Holders of units are referred to herein as "Limited Partners".

The Partnership shall continue to be in full force and effect until December 31, 2060 unless terminated prior to that date pursuant to the partnership agreement or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Tax Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Tax Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated April 1, 1999 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

As of March 31, 2004, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low - or moderate-income housing.

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Tax Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. Low Income Housing Tax Credits may be the only material benefit from the Partnership because Limited Partners may not get back their capital. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, and a fractional recapture of prior Low Income Housing Tax Credits, would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the Limited Partners, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

There are limits on the transferability of Units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as the dates and for the periods indicated:

                                        ----------------------------------- --------------------------------------------------------
                                                As of March 31, 2004                         As of December 31, 2003
                                        ----------------------------------- --------------------------------------------------------
                                                                                                            Estimated
                                                           Partnership's                                   Aggregate Low  Mortgage
                                                          Total Investment   Amount of                       Income       Loans of
Local Limited                                             in Local Limited  Investment   Number             Housing    Local Limited
Partnership Name    Location     General Partner Name       Partnership    Paid to Date of Units Occupancy  Credits (1)  Partnership
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven,  Federalsburg,  Larry C. Porter and Carter    $  360,000  $   360,000      18     100%      $   470,000   $   992,000
LLC             Maryland       Chinniss

ACN Southern    Oskaloosa,     ACN Partnership                1,284,000    1,284,000      30      90%        1,792,000       458,000
Hills Partners  Iowa
II, L.P.

Hickory Lane    Sioux City,    Lewis F. Weinberg,               994,000      772,000      64      61%          845,000     3,223,000
Partners, L.P.  Iowa           Weinberg Investments, Inc.
                               and Sioux Falls
                               Environmental Access, Inc.

Lake Village    Kewanee,       Quad Cities Redevelopment      3,834,000    3,834,000      50      50%        3,972,000     2,665,000
Apartments,     Illinois       Resources, Inc.
L.P.

Montrose        Montrose,      Raymond T. Cato, Jr.,            487,000      487,000      32      91%          747,000       685,000
County          Michigan       Christopher R. Cato and
Estates                        Kenneth Bradner
Limited
Dividend
Housing
Association,
L.P.

Ozark           Ozark,         ERC Properties, Inc.             300,000      300,000      24      96%          393,000       828,000
Properties      Arkansas
III

Pierce          Sioux City,    Lewis F. Weinberg,             2,389,000    2,358,000      86      97%        1,729,000     3,756,000
Street          Iowa           Weinberg Investments, Inc.
Partners,                      and Sioux Falls
L.P.                           Environmental Access, Inc.

Red Oaks        Holly Springs, Douglas B. Parker and            242,000      242,000      24     100%          337,000       721,000
L.P.            Mississippi    Billy D. Cobb
Estates,

School          Albany,        Bradley V. Larson                286,000      286,000      17     100%          397,000       990,000
Square, L.P.    Minnesota

                                        ----------------------------------- --------------------------------------------------------
                                               As of March 31, 2004                         As of December 31, 2003
                                        ----------------------------------- --------------------------------------------------------
                                                                                                            Estimated
                                                      Partnership's                                        Aggregate Low  Mortgage
                                                     Total Investment    Amount of                             Income     Loans of
Local Limited                                        in Local Limited   Investment   Number of                Housing  Local Limited
Partnership Name  Location    General Partner Name     Partnership     Paid to Date    Units   Occupancy    Credits (1) Partnership
-----------------------------------------------------------------------------------------------------------------------------------
Stroud Housing   Stroud,       NHS/ERC Housing           891,000        847,000        36       67%         1,519,000        582,000
Associates, L.P. Oklahoma      Company, LLC

Tahlequah        Tahlequah,
Properties IV    Oklahoma      ERC Properties, Inc.      375,000        375,000        24      100%           491,000        837,000

Timberwolf       Deer River,   Curtis G. Carlson Co.,    469,000        469,000        20       95%           685,000      1,351,000
Townhomes, L.P.  Minnesota     Inc.,
                               M.F. Carlson Co., Inc.,
                               and Robert Carlson

United           West MemphiS, Harold E. Buehler, Sr.  2,250,000      2,200,000        51       98%         3,000,000      1,077,000
Development,     Arkansas      and Jo Ellen Buehler  ------------    -----------       --       ---       -----------   -----------
L.P.
                                                    $ 14,161,000   $ 13,814,000       476       88%       $16,377,000    $18,165,000
                                                     ============    ===========      ===       ===       ===========    ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period. Approximately 24 % of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.

                                   -------------------------------------------------------------------------------------
                                                            For the Year Ended December 31, 2003
                                   -------------------------------------------------------------------------------------
                                                                                 Low Income Housing      Tax Credits
                                                                      Net       Credits Allocated to      Year to be
         Partnership Name               Rental Income                Loss            Partnership       First Available
------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                              $  109,000        $ (32,000)                   99.98%             2000

ACN Southern Hills
Partners II, L.P.                                  141,000          (85,000)                   99.98%             2001

Hickory Lane
Partners, L.P.                                     380,000         (107,000)                   99.98%             2001

Lake Village
Apartments, L.P.                                   230,000         (269,000)                   99.98%             2002

Montrose County Estates Limited
Dividend Housing Association, L.P.                 132,000          (19,000)                   99.98%             2001

Ozark Properties III                                92,000          (20,000)                   99.98%             2001

Pierce Street
Partners, L.P.                                     651,000         (166,000)                   99.98%             2001

Red Oaks
Estates, L.P.                                      121,000          (39,000)                   99.98%             2000

School Square, L.P.                                163,000          (32,000)                   99.98%             2000

Stroud Housing Associates, L.P.                    122,000          (87,000)                   99.98%             2001

Tahlequah Properties IV                             98,000          (28,000)                   99.98%             2001

Timberwolf Townhomes, L.P.                          87,000          (66,000)                   99.98%             2002

United Development, L.P.                           274,000          (58,000)                   99.98%             2002
                                               -----------      ------------
                                                $2,600,000      $(1,008,000)
                                               ===========      ============

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 918 Limited Partners and 21 assignees of Units were not admitted as Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) Except as may have otherwise been previously reported, no unregistered securities were sold by the Partnership during the three years ended March 31, 2004, 2003 and 2002.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated  Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                           March 31
                                    ---------------------------------------------------------------------------------------
                                          2004             2003             2002               2001              2000
                                    ---------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents           $     1,133,246 $      2,246,731 $       2,886,305   $     5,103,916  $      4,295,471
Funds held in escrow
  disbursement account                            -                -           591,512         5,664,138           142,815
Subscriptions and notes
  receivable                                      -                -                 -           398,750           579,000
Investments in limited
  partnerships, net                      12,291,007       13,010,788        13,125,199         9,482,570         1,284,221
Loans receivable                             84,430          212,019           953,241         1,080,974           154,000
Accrued interest receivable                       -                -                 -            65,377             4,635
Other assets                                      -                -                 -               188               810
                                      --------------  ---------------  ----------------    --------------   ---------------
                                    $    13,508,683 $     15,469,538 $      17,556,257   $    21,795,913  $      6,460,952
                                      ==============  ===============  ================    ==============   ===============
LIABILITIES
Payables to limited partnerships    $       345,823 $        336,428 $       1,552,985   $     5,142,481  $        502,601
Accrued fees and expenses due to
  general partner and affiliates             86,613          277,080           132,577           112,886           145,659
                                      --------------  ---------------  ----------------    --------------   ---------------
                                            432,436          613,508         1,685,562         5,255,367           648,260
PARTNERS' EQUITY                         13,076,247       14,856,030        15,870,695        16,540,546         5,812,692
                                      --------------  ---------------  ----------------    --------------   ---------------
                                    $    13,508,683 $     15,469,538 $      17,556,257   $    21,795,913  $      6,460,952
                                      ==============  ===============  ================    ==============   ===============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                                                  For The
                                                                                                                Period From
                                                                   For The                                     September 13,
                                                                  Years Ended                                      1999
                                                                   March 31                                    to March 31
                                     --------------------------------------------------------------------------------------
                                         2004            2003               2002                 2001             2000
                                     -------------    ------------    -----------------      --------------   -------------
Income (loss) from operations
(Note 1)                           $    (748,089)   $     (52,092) $          (77,462)   $       233,508     $       27,702
Equity in losses of limited
  Partnerships                        (1,031,694)        (962,573)           (622,249)           (90,404)                 -
                                     -------------    ------------    -----------------      --------------   -------------
Net income (loss)                  $  (1,779,783)   $  (1,014,665) $         (699,711)   $       143,104     $       27,702
                                     =============    ============    =================      ==============   =============
Net income (loss) allocated to:
  General Partner                  $      (1,780)   $      (1,015) $             (700)   $           143     $           28
                                     =============    ============    =================      ==============   =============
  Limited Partners                 $  (1,778,003)   $  (1,013,650) $         (699,011)   $       142,961     $       27,674
                                     =============    ============    =================      ==============   =============
Net income  (loss) per limited
  partner unit                     $      (94.32)   $      (53.77) $           (37.08)   $         10.13     $         5.73
                                     =============    ============    =================      ==============   =============

Outstanding weighted limited
  partner units                           18,850           18,850              18,850             14,110              4,831
                                     =============    ============    =================      ==============   =============

Note 1 - Loss from operations for the year ended March 31, 2004 includes a charge for impairment losses on investments in limited partnerships of $637,339. (See Note 2 to the financial statements.)

                                                                                                                    For The
                                                                    For The                                       Period From
                                                                  Years Ended                                 September 13, 1999
                                                                    March 31                                      to March 31
                                      ---------------------------------------------------------------------   --------------------
                                           2004              2003             2002               2001                2000
                                      ---------------    --------------   --------------    ---------------   --------------------
Net cash provided by (used in):
  Operating activities              $      (244,945)   $       198,914  $        83,855   $       304,387  $              27,424
  Investing activities                     (868,540)          (838,488)      (2,710,931)      (10,183,597)            (1,037,023)
  Financing activities                            -                  -          409,465        10,687,655              5,305,070
                                      ---------------    --------------   --------------    ---------------   --------------------
Net change in cash and cash
  equivalents                            (1,113,485)          (639,574)      (2,217,611)          808,445              4,295,471

Cash and cash equivalents,
  beginning of period                     2,246,731          2,886,305        5,103,916         4,295,471                      -
                                      ---------------    --------------   --------------    ---------------   --------------------

Cash and cash equivalents, end
  of period                         $     1,133,246   $      2,246,731  $     2,886,305   $     5,103,916  $           4,295,471
                                      ===============    ==============   ==============    ===============   ====================

Low Income Housing Tax Credits per Unit were as follows for the year ended December 31:

                                            2003                  2002               2001              2000             1999
                                      -----------------   ---------------------   ------------    ---------------   -------------
Federal                             $               90  $                   64  $          35   $              5  $            -
State                                                -                       -              -                  -               -
                                      -----------------   ---------------------   ------------    ---------------   -------------
Total                               $               90  $                   64  $          35   $              5  $            -
                                      =================   =====================   ============    ===============   =============

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 3 and 4 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

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

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits would occur. At any time, foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The
Partnership may be unable to timely provide financial reports to the Limited Partners, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

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

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $1,133,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $12,291,000 and $84,000 in loans receivable. Liabilities at March 31, 2004 primarily consisted of $346,000 due to limited partnerships, and $87,000 was accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or affiliates.

Results of Operations

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. The Partnership's net loss for the year ended March 31, 2004 was $(1,780,000), reflecting an increase of $(765,000) from the net loss of $(1,015,000) experienced for the year ended March 31, 2003. The change in net loss is due to equity in losses of limited partnerships which increased by $(69,000) to $(1,032,000) for the year ended March 31, 2004 from $(963,000) for the year ended March 31, 2003. The increase in equity in losses of limited partnerships was mainly due to the completion of construction and rent up of certain Local Limited Partnerships. Additionally, there was an increase in the loss from operations of approximately $ (696,000) largely due to an impairment loss of $ (637,000) for the year ended March 31, 2004. The $(637,000) impairment loss was due to a certain limited partnership whose net investment balance exceeded the remaining tax credits and residual value. In addition to the impairment loss there was an $(11,000) increase in asset management fees which was offset by a $17,000 decrease in other operating expenses. There was also a $10,000 increase in reporting fee income offset by a $(75,000) decrease in interest income.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(1,015,000), reflecting an increase of $(315,000) from the net loss of $(700,000) experienced for the year ended March 31, 2002. The change in net loss is primarily due to equity in losses of limited partnerships which increased by $(340,000) to $(962,000) for the year ended March 31, 2003 from $(622,000) for the year ended March 31, 2002, offset by a decrease in loss from operations of $25,000. The increase in equity in losses of limited partnerships was mainly due to the completion of construction and rent up of certain Local Limited Partnerships.

Liquidity and Capital Resources

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003. Net cash used during the year ended March 31, 2004 was $1,113,000, compared to net cash used for the year ended March 31, 2003 of $640,000. Net cash flows used in operating activities increased by $(444,000) to net cash used of $(245,000) for the year ended March 31, 2004 from net cash provided of $199,000 for the year ended March 31, 2003. Net cash flows used in investing activities increased by $(30,000) from $(839,000) for the year ended March 31, 2003 to $(869,000) for the year ended March 31, 2004. The increase was primarily due to a decrease in net investments in limited partnerships of $683,000, a decrease in the amount of cash released from escrow of $591,512 and a decrease of $122,000 in loans receivable.

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. Net cash used during the year ended March 31, 2003 was $(640,000), compared to net cash used for the year ended March 31, 2002 of $(2,218,000). Net cash flows provided by financing activities decreased by $409,000 as a result of the completion of the offering. Net cash flows used in investing activities decreased by $1,873,000 to $(838,000) for the year ended March 31, 2003 from $(2,711,000) for the year ended March 31, 2002 due primarily to a decrease in net investments in limited partnerships of $(6,355,000) offset by a decrease in the amount of cash released from escrow of $4,481,000. Net cash flows from operating activities increased by $115,000 to net cash provided by operating activities of $199,000 for the year ended March 31, 2003 from net cash provided by operating activities of $84,000 for the year ended March 31, 2002 largely due to a reduction in other expenses.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Other Matters

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment's loans. As a result of the foregoing, on June 30, 2002, the General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of WNC & Associates and a workout agreement was executed with the lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new general partner would contribute additional equity to the local limited partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional tax credits. Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

As of March 31, 2004 occupancy was 100% and as of December 2005 occupancy was 52%. As of November 1, 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and can provide Lake Village occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village. As of December 6, 2005 there were 24 vacant units, which equates to a 52% occupancy. There were several evictions over the past 60 days for non-payment. HCHD has eleven applications in process. If the prospective tenants pass the credit and criminal checks and move in, then occupancy will be 74%. A January Open House is planned. It is anticipated that by the end of February 2006 occupancy will be in excess of 90%. The General Partner is optimistic that it will be able to maintain a 90% or better occupancy with the help of HCHD's rental assistance payments to qualified families. As of December 2005 the Partnership has advanced Lake Village approximately $118,000. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of mortgage principal payments, property taxes and insurance.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2004:

                                     2005        2006       2007        2008       2009      Thereafter     Total
                                   ----------  ---------  ---------   ---------  ---------  ------------  -----------
Asset Management Fees            $   120,431 $   58,458 $   58,458  $   58,458 $   58,458 $   2,396,778 $  2,751,041
Capital Contributions Payable
   to Lower Tier Partnerships        345,823          -          -           -                        -      345,823
                                   ----------  ---------  ---------   ---------  ---------  ------------  -----------
Total contractual cash
   obligations                   $   466,254 $   58,458 $   58,458  $   58,458 $   58,458 $   2,396,778 $  3,096,864
                                   ==========  =========  =========   =========  =========  ============  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2060. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2004 have been included in the 2005 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the partnership.

For   additional   information  on  our  asset   management   fees  and  capital
contributions payable to Local Limited Partnerships, see Notes 4 and 6 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date, no properties in the Partnership have been selected for disposition.

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE.

Item 8.  Financial Statements and Supplementary Data

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                                                                 March 31
                                                                                       ------------------------------
                                                                                           2004             2003
                                                                                       -------------    -------------
ASSETS
Cash and cash equivalents                                                            $    1,133,246   $    2,246,731
Net Investments in limited partnerships (Note 3)                                         12,291,007       13,010,788
Loans receivable (Notes 2 and 7)                                                             84,430          212,019
                                                                                       -------------    -------------
                                                                                     $   13,508,683   $   15,469,538
                                                                                       =============    =============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 6)                                              $      345,823   $      336,428
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                                         86,613          277,080
                                                                                       -------------    -------------
     Total liabilities                                                                      432,436          613,508
                                                                                       -------------    -------------
Commitments and contingencies (Note 3 and 7)

Partners' equity (deficit)
   General partner                                                                           (4,926)          (3,146)
   Limited Partners (25,000 units authorized, 18,850
     Units issued and outstanding)                                                       13,081,173       14,859,176
                                                                                       -------------    -------------
     Total partners' equity                                                              13,076,247       14,856,030
                                                                                       -------------    -------------
                                                                                     $   13,508,683   $   15,469,538
                                                                                       =============    =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                                            For The Years Ended March 31
                                                                   -----------------------------------------------
                                                                       2004             2003             2002
                                                                   --------------   -------------     ------------
Interest income                                                  $        19,249    $     93,654     $    144,543
Reporting fee income                                                      17,072           7,000                -
                                                                   --------------   -------------     ------------
   Total income                                                           36,321         100,654          144,543
                                                                   --------------   -------------     ------------
Operating expenses:
   Amortization (Notes 3 and 4)                                           56,916          56,916           56,916
   Asset management fees (Note 4)                                         58,132          47,255           39,703
   Impairment loss  (Note 3)                                             637,339               -                -
   Other                                                                  32,023          48,575          125,386
                                                                   --------------   -------------     ------------

    Total operating expenses                                             784,410         152,746          222,005
                                                                   --------------   -------------     ------------
Loss from operations                                                    (748,089)        (52,092)         (77,462)

Equity in losses of limited
  partnerships (Note 3)                                               (1,031,694)       (962,573)        (622,249)
                                                                   --------------   -------------     ------------
Net loss                                                         $    (1,779,783)   $ (1,014,665)    $   (699,711)
                                                                   ==============   =============     ============

Net loss allocated to:
   General Partner                                               $        (1,780)   $     (1,015)    $       (700)
                                                                   ==============   =============     ============
   Limited Partners                                              $    (1,778,003)   $ (1,013,650)    $   (699,011)
                                                                   ==============   =============     ============
Net loss per limited partner unit                                $        (94.32)   $     (53.77)    $     (37.08)
                                                                   ==============   =============     ===========
Outstanding weighted limited partner units                                18,850          18,850           18,850
                                                                   ==============   =============     ============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                For The Years Ended March 31, 2004, 2003 and 2002

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001               $        (1,424)     $  16,541,970        $ 16,540,546

Collection of promissory notes receivable, net                           -             37,000              37,000

Offering expenses                                                       (7)            (7,133)             (7,140)

Net loss                                                              (700)          (699,011)           (699,711)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                        (2,131)        15,872,826          15,870,695

Net loss                                                            (1,015)        (1,013,650)         (1,014,665)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2003                        (3,146)       14,859, 176          14,856,030

Net loss                                                            (1,780)        (1,778,003)         (1,779,783)
                                                            ---------------    ---------------     ---------------
Partner's equity (deficit) at March 31, 2004               $        (4,926)     $  13,081,173        $ 13,076,247
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

                                                                         For The Years Ended March 31
                                                                -----------------------------------------------
                                                                    2004             2003             2002
                                                                --------------    ------------     -------------
Cash flows from operating activities:
   Net loss                                                   $    (1,779,783)  $   (1,014,665)  $      (699,711)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
    Amortization                                                       56,916           56,916            56,916
    Equity in losses of limited partnerships                        1,031,694         962, 573           622,249
    Impairment loss                                                   637,339                -                 -
    Change in interest receivable                                        (645)               -            65,377
    Change in other assets                                                  -                -               188
    Change in accrued fees and expenses due
      to General Partner and affiliates                              (190,466)         194,090            38,836
                                                                --------------    ------------      -------------
Net cash provided by (used in) operating activities                  (244,945)         198,914            83,855
                                                                --------------    ------------       ------------
Cash flows from investing activities:
   Investments in limited partnerships, net                          (873,128)      (1,556,106)       (7,911,290)
   Funds held in escrow disbursement account, net                           -          591,512         5,072,626
   Loans receivable                                                     1,661          123,884           127,733
   Distributions from limited partnerships                              2,927            2,222                 -
                                                                --------------    ------------      -------------
Net cash used in investing activities                                (868,540)        (838,488)       (2,710,931)
                                                                --------------    ------------      -------------
Cash flows from financing activities:
   Capital contributions                                                    -                -           435,750
   Offering expenses                                                        -                -           (26,285)
                                                                --------------    ------------      -------------
Net cash provided by financing activities                                   -                -           409,465
                                                                --------------    ------------      -------------
Net decrease in cash and cash equivalents                          (1,113,485)        (639,574)       (2,217,611)
Cash and cash equivalents, beginning of year                        2,246,731        2,886,305         5,103,916
                                                                --------------    ------------      -------------
Cash and cash equivalents, end of year                        $     1,133,246   $    2,246,731   $     2,886,305
                                                                ==============    ============      =============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                                 $           800   $          800   $           800
                                                                ==============    ============      =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without  an opinion from our independent registered public accounting firm.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the "Partnership"), was formed on June 16, 1997 under the laws of the state of California, and commenced operations on September 3, 1999, the effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed on July 16, 1999. Prior to September 3, 1999, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC") or (the "General Partner"), a California limited partnership. The chairman and president of Associates own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2004, 18,850 Units, representing subscriptions in the amount of $18,828,790 net of dealer discounts of $21,210. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transactions. Accordingly, the Partnership may be unable to distribute.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without an opinion  from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------
The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors, including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without an opinion  from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by Associates in its discretion. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3 and 4).

Equity in losses of limited partnerships for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 4). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without an opinion  from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2003, the Partnership had cash equivalents of approximately $1,100,000 and $1,000,000, respectively.

Concentration of Credit Risk
----------------------------
At March 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------
No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without an opinion  from our independent registered public accounting firm.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

Revenue Recognition
-------------------
The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. At March 31, 2002, loans receivable of $329,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest, and $524,241 and $100,000 had been advanced to two additional Local Limited Partnerships in which the Partnership has an investment. On July 25, 2002, the $329,000 loan was repaid to the Partnership and on September 30, 2002, the $100,000 advance was offset against a note payable to that Local Limited Partnership.

At March 31, 2004 and 2003, loans receivable of $84,430 and $212,019, respectively, were due from three Local Limited Partnerships in which the Partnership owns a 99.98% interest. At March 31, 2004 and 2003, one of the loans in the amount of $76,436 and $79,787, respectively, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of March 31, 2004, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 476 apartment units. As of March 31, 2004 construction or rehabilitation of all of the Housing Complexes was completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2004 and 2003, are approximately $997,000 and $2,021,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without an opinion  from our independent registered public accounting firm.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
statements. The Partnership's equity in losses of Limited Partnerships is also greater than the Partnership's equity as shown in Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $637,339 during the year ended March 31, 2004.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                             For The Years
                                                                             Ended March 31
                                                          -----------------------------------------------------
                                                               2004               2003               2002
                                                          ---------------   -----------------   ---------------
Investments per balance sheet, beginning of period      $     13,010,788  $       13,125,199  $      9,482,570
Capital contributions paid, net                                1,009,095           1,105,258         4,013,757
Capital contributions payable                                          -                   -           310,954
Distributions received from limited partnerships                  (2,927)             (2,222)                -
Tax credit adjustment                                                  -            (197,958)           (2,917)
Impairment loss                                                 (637,339)                  -                 -
Equity in losses of limited partnerships                      (1,031,694)           (962,573)         (622,249)

Amortization of paid acquisition fees and costs                  (56,916)            (56,916)          (56,916)
                                                          ---------------   -----------------   ---------------

Investments per balance sheet, end of period            $     12,291,007  $       13,010,788  $     13,125,199
                                                          ===============   =================   ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2004, 2003 and 2002

 Unaudited - These financial statements are being filed without an opinion  from our independent registered public accounting firm.


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of and for the years then ended December 31 is as follows:

                        COMBINED CONDENSED BALANCE SHEETS
                                                                                2003                  2002
                                                                          -----------------    -------------------
ASSETS
Buildings and improvements, net of accumulated depreciation
   for 2004 and 2003 of $2,653,000 and $1,547,000,
   respectively                                                         $       30,716,000   $         30,073,000
Land                                                                               995,000                967,000
Construction in progress                                                                 -              1,538,000
Other assets                                                                     2,300,000              2,044,000
Due to related parties                                                                   -                200,000
                                                                          -----------------    -------------------
                                                                        $       34,011,000   $         34,822,000
                                                                          =================    ===================
LIABILITIES

Mortgage and construction loans payable                                 $       18,165,000   $         19,062,000
Due to related parties                                                           2,265,000              2,990,000
Other liabilities                                                                1,450,000              1,216,000
                                                                          -----------------    -------------------
                                                                                21,880,000             23,268,000
                                                                          -----------------    -------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 7                                  11,294,000             10,990,000
Other partners                                                                     837,000                564,000
                                                                          -----------------    ------------------
                                                                                12,131,000             11,554,000
                                                                          -----------------    -------------------
                                                                        $       34,011,000   $         34,822,000
                                                                          =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

               For The Years Ended March 31, 2004, 2003, and 2002

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2003                2002                2001
                                                     -----------------    ---------------     --------------
Revenues                                           $        2,699,000    $     2,243,000    $     1,740,000
                                                     -----------------    ---------------     --------------
Expenses:

    Operating expenses                                      1,782,000          1,460,000            936,000
    Interest expense                                          790,000            764,000            663,000
    Depreciation and amortization                           1,135,000            889,000            510,000
                                                     -----------------    ---------------     --------------
Total expenses                                              3,707,000          3,113,000          2,109,000
                                                     -----------------    ---------------     --------------
Net loss                                           $       (1,008,000)   $      (870,000)  $       (369,000)
                                                     =================    ===============     ==============
Net loss allocable to the Partnership              $       (1,008,000)   $      (870,000)  $       (368,000)
                                                     =================    ===============     =============
Net loss recorded by the Partnership               $       (1,032,000)   $      (963,000)  $       (622,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

               For The Years Ended March 31, 2004, 2003, and 2002

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $166,845 and $122,857 as of March 31, 2004 and 2003, respectively.

     Acquisition costs of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition costs of $377,000, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $114,527 and $35,990 as of March 31, 2004 and 2003, respectively.

     An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $58,132, $47,255 and $39,703 were incurred during the years ended March 31, 2004, 2003 and 2002, respectively, of which $55,266, $40,133 and $22,500 were paid, respectively.

     The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $47,300 during the year ended March 31, 2004.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2004.

The accrued fees and advances due to General Partner and affiliates consist of the following:

                                                                                           March 31
                                                                              -----------------------------------
                                                                                   2004                2003
                                                                              ---------------     ---------------
Organizational, offering and selling costs payable                          $          2,590    $          2,590
Accrued asset management fees                                                         61,972              49,040
Reimbursements for expenses paid by the
   General Partner or an affiliate                                                     1,148               4,547
Payables to Local Limited Partnerships                                                    64                  64
Insurance proceeds due to Local Limited Partnership                                   20,839             220,839
                                                                              ---------------     ---------------
Total                                                                       $         86,613    $        277,080
                                                                              ===============     ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

               For The Years Ended March 31, 2004, 2003, and 2002

Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
               2004
               ----
Income                                $         10,000    $        13,000     $        8,000    $          5,000

Operating expenses                             (34,000)           (46,000)           (35,000)           (669,000)

Equity in losses of limited
     partnerships                             (222,000)          (223,000)          (222,000)           (365,000)

Net loss                                      (246,000)          (256,000)          (249,000)         (1,029,000)

Net loss available to limited
     partner                                  (246,000)          (256,000)          (249,000)         (1,029,000)

Net loss per limited partnership
     unit                                          (13)               (14)               (13)                (55)

               2003
               ----
Income                                $         13,000    $        26,000     $        9,000    $         53,000

Operating expenses                             (38,000)           (37,000)           (42,000)            (36,000)

Equity in losses of limited
     partnerships                              (92,000)          (119,000)          (378,000)           (374,000)

Net loss                                      (117,000)          (130,000)          (411,000)           (357,000)

Net loss available to limited
     partner                                  (117,000)          (130,000)          (411,000)           (356,000)

Net loss per limited partnership
    unit                                            (6)                (7)               (22)                (19)

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

               For The Years Ended March 31, 2004, 2003, and 2002


Unaudited - These  financial  statements are being filed without an opinion from our independent registered public accounting firm.

NOTE 7 - COMMITMENTS, CONTENGENCIES AND SUBSEQUENT EVENTS
---------------------------------------------------------

During  the  year  ended  March  31,  2002,  WNC,  the  General  Partner  of the
Partnership was advised that Lake Village Apartments, a local limited partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment's loans. As a result of the foregoing, on June 30, 2002, the General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of WNC & Associates and a workout agreement was executed with the lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new general partner would contribute additional equity to the local limited partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional tax credits. Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

As of March 31, 2004 occupancy was 100% and as of December 2005 occupancy was 52%. As of November 1, 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). As of December 2005 the Partnership has advanced Lake Village approximately $118,000. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of mortgage principal payments, property taxes and insurance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors,  (b) Identification of Executive Officers,  (c)
    ----------------------------------------------------------------------------
    Identification of Certain Significant Employees,  (d) Family  Relationships,
    ----------------------------------------------------------------------------
    and (e) Business Experience
    ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.  Chairman of the Board
Wilfred N. Cooper, Jr.  President and Chief Executive Officer
David N. Shafer, Esq.   Executive Vice President
Sylvester P. Garban     Senior Vice President - Institutional Investments
Thomas J. Riha, CPA     Senior Vice President - Chief  Financial  Officer
Michael J. Gaber        Executive Vice President
Thomas J. Hollingsworth Vice President - Asset Management
Gregory S. Hand         Vice President - Acquisitions

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay L. Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 52, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  58,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 49, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 39, is an Executive Vice President, oversees the Originations, Acquisitions and Real Estate Development Departments, and is a member of the Acquisition Committee and the Commercial Real Estate Group of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Thomas J. Hollingsworth, CPA, age 54, is Vice President - Asset Management of WNC & Associates, Inc. and oversees WNC's asset management group. Mr.
Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 42, is Vice President - Acquisitions and is responsible for the oversight of property underwriting. He is a member of the Commercial Real Estate Group and has more than seven years of experience in commercial real estate operations and management. Greg has been involved in real estate analysis, development, and management since 1987. Prior to joining WNC in 1998, he was a portfolio manager with a national tax credit sponsor responsible for asset management of a $200 million portfolio of properties through construction completion, lease-up, and stabilization. Prior to that he served as Finance Manager with the Koll Company and as a Financial Analyst with the Irvine Company, both major commercial real estate developers. Mr. Hand graduated from the Iowa State University in 1987 with a Bachelor of Business Administration in finance.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------
     Two local limited partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partnership wholly-owned by two of the executive officers of WNC identified above.

(g)  Promoters and Control Persons
     -----------------------------
     Inapplicable.

(h)  Audit Committee Financial Expert, and (i) Identification of the audit
     ---------------------------------------------------------------------
     Committee
     ---------
     Neither the Partnership nor Associates has an audit committee.

(j) Changes to Nominating Procedures
    --------------------------------
     Inapplicable

(k) Code of Ethics
    --------------
     WNC & Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of WNC & Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 118.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:


(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of approximately $58,000, $47,000 and $40,000 were incurred for the years ended March 31, 2004, 2003, and 2002, of which approximately $45,000, $40,000 and $22,500 was paid during the respective periods.

(b) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $47,000, $39,000 and $45,000 during the years ended March 31, 2004, 2003 and 2002, respectively, expended by such persons on behalf of the Partnership.

(c) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(d) Interest in Partnership. The General Partner will receive 0.1% of the Low Income Housing Tax Credits. No Low Income Housing Tax Credits were allocated for the period ended December 31, 2001 and 1999. The General Partners are also entitled to receive 0.1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2004, 2003 and 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)      Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------
         The partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

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

Item 14. Principle Accountant Fees and Services

The following is a summary of fees paid to the Partnership's independent registered public accounting firm for the years ended March 31:

                                                   2004               2003
                                              ---------------     --------------
      Audit Fees                            $         18,514     $       25,877
      Audit-related Fees                                   -                  -
      Tax Fees                                         3,000              3,000
      All Other Fees                                       -                  -
                                              ---------------     --------------
      TOTAL                                 $         21,514     $       28,877
                                              ===============     ==============

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent registered public accounting firm are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

(a)(1)   List of Financial statements included in Part II hereof:
         --------------------------------------------------------
          Unaudited Balance  Sheets,  March 31,  2004 and 2003
          Unaudited Statements of Operations for the years ended March 31, 2004, 2003 and 2002
          Unaudited Statements of Partners' Equity (Deficit) for the years ended March 31, 2004, 2003 and 2002
          Unaudited Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002
          Unaudited Notes to Financial Statements

(a)(2)   List of Financial statement schedule included in Part IV hereof:
         ----------------------------------------------------------------
         Unaudited Schedule III-Real Estate owned by Local Limited Partnerships.

(a)(3)  Exhibits.
        ---------
3.1 First Amended and Restated Agreement of Limited Partnership dated as of April 1,1999 included as Exhibit B to the Registration Statement filed on April 16, 1999, is hereby incorporated herein as Exhibit 3.1.

10.1 Amended and Restated Limited Partnership Agreement of School Square Limited Partnership filed as exhibit 10.1 to the current report on Form 8-K dated February 9, 2000, is herein incorporated by reference as
        Exhibit 10.1.

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1    Certification  of the Principal Executive Officer  pursuant to 18 U.S.C.
        section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2    Certification  of the  Principal Financial Officer pursuant to 18 U.S.C.
        section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.1 Second Amended and Restated Operating Agreement of 2nd Fairhaven, L.L.C. filed as Exhibit 10.2 to the current report on Form 8-K dated January 25, 2000, is herein incorporated by reference as Exhibit 99.1.

99.2 Amended and Restated agreement of Red Oaks, L.P.filed as exhibit 10.5 to Post Effective Amendment No 3 to Form S-11 dated September 20, 2000, is herein incorporated by reference as exhibit 99.2.

99.3 Third Amended and Restated Agreement of Limited Partnership of Hickory Lane Partners Limited Partnership filed as exhibit 10.6 to Post Effective Amendment No 3 to Form S-11 filed on September 20, 2000, is herein incorporated by reference as exhibit 99.3.

99.4 Second Amended and Restated agreement of Limited Partnership of Pierce Street Partners Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 25, 2000, is herein incorporated by reference as Exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of Lake Village Apartments L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated December 18, 2000, is herein incorporated by reference as Exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of United Development Limited Partnership 2000 filed as Exhibit 10.1 to the current report on Form 8-K dated April 16, 2001, is herein incorporated by reference as Exhibit 99.6.

99.7 Amended and Restated Agreement of Limited Partnership of ACN Southern Hills II, L.P. filed as Exhibit 10.10 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 99.7.

99.8    Amended and  Restated  Agreement  of  Limited  Partnership  of  Montrose
        Country Estates Limited Dividend Housing Association, a Michigan limited partnership, filed as Exhibit 10.9 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 99.8.

99.9 Financial Statements of Lake Village Apartments L.P., as of and for the years ended December 31, 2004 and 2003 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

            ----------------------       --------------------------------                -------------------------------------------
             As of March 31, 2004           Initial Cost to Partnership                             As of December 31, 2003
            ----------------------       --------------------------------                -------------------------------------------
                          Total    Amount                           Cost      Mortgage
                        Investment   of                          Capitalized  Balances
                        in  Local Investment                      Subsequent  of Local                                       Net
Partnership              Limited   Paid to            Building &      to      Limited             Building &  Accumulated   Book
  Name      Location   Partnership   Date     Land   Improvements Acquisition Partnerships Land  Improvements Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
2nd        Federalsburg, $360,000   $360,000  $105,000  $1,140,000   $9,000     $992,000  $105,000 $1,149,000  $139,000   $1,115,000
Fairhaven, Maryland
LLC

ACN        Oskaloosa,   1,284,000  1,284,000   120,000   2,021,000        -      458,000   120,000  2,021,000   275,000    1,866,000
Southern   Oklahoma
Hills
Partners
II, L.P.

Hickory    Sioux City,    994,000    772,000   129,000   3,875,000        -    3,223,000   129,000  3,875,000   185,000    3,819,000
Lane       Iowa
Partners,
L.P.

Lake       Kewanee,     3,834,000  3,834,000   111,000   6,327,000        -    2,665,000   111,000  6,327,000   305,000    6,133,000
Village    Illinois
Apartments,
L.P.

Montrose   Montrose,      487,000    487,000    64,000   1,180,000    1,000      686,000    64,000  1,181,000    94,000    1,151,000
County     Michigan
Estates
Limited
Dividend
Housing
Association,
L.P.

Ozark      Ozark,         300,000    300,000    62,000   1,175,000        -      828,000    62,000  1,175,000   124,000    1,113,000
Properties Arkansas
III

Pierce     Sioux        2,389,000  2,358,000         -   7,086,000    7,000    3,756,000         -  7,093,000   448,000    6,645,000
Street     City,
Partners,  Iowa
L.P.

Red Oaks   Holly          242,000    242,000    49,000     967,000        -      720,000    49,000    967,000   144,000      872,000
Estates,   Springs
L.P.       Mississippi

School     Albany,        286,000    286,000         -   1,290,000   (1,000)     990,000         -  1,289,000   228,000    1,061,000
Square,    Minnesota
L.P.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                   ------------------------     ------------------------------                  ------------------------------------
                     As of March 31, 2004         Initial Cost to Partnership                          As of December 31, 2003
                   ------------------------     ------------------------------                  ------------------------------------
                           Total
                         Investment                                      Cost      Mortgage
                            in        Amount of                      Capitalized Balances of
                           Local     Investment                       Subsequent    Local                                      Net
Partnership               Limited       Paid              Building &      to       Limited          Building &  Accumulated    Book
   Name      Location   Partnership   to Date    Land   Improvements Acquisition Partnerships Land Improvements Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Stroud       Stroud,   $   891 ,000    $847,000 $ 46,000 $ 1,645,000 $     - $   582,000 $ 46,000 $ 1,645,000    257,000   1,434,000
Housing      Oklahoma
Associates,
L.P.

Tahlequah    Tahlequah,     375,000     375,000   42,000   1,396,000  (1,000)    837,000   42,000   1,395,000    109,000   1,328,000
Properties   Oklahoma
IV
             Deer River,    469,000     469,000   72,000   1,707,000   1,000   1,351,000   72,000   1,708,000    126,000   1,654,000
Timberwolf   Minnesota
Townhomes,
L.P.

United       West         2,250,000   2,200,000  195,000   3,544,000       -   1,077,000  195,000   3,544,000    219,000   3,520,000
Development, Memphis,     ---------   ---------  -------   --------- -------   ---------  -------   ---------    -------   ---------
L.P.         Arkansas
                        $14,161,000 $13,814,000 $995,000 $33,353,000 $16,000 $18,165,000 $995,000 $33,369,000 $2,653,000 $31,711,000
                         ==========   =========  =======  =========== ======  ==========  =======  ==========  =========  ==========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                    ------------------------------------------------------------
                                   For the year ended December 31, 2003
                    ------------------------------------------------------------
                                                                 Year                        Estimated
                                                              Investment                    Useful Life
Partnership Name         Rental Income        Net Loss         Acquired          Status       (Years)
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                     109,000       (32,000)        2000       Completed              40

ACN Southern Hills Partners
II, L.P.                               141,000       (85,000)        2000       Completed            27.5

Hickory Lane
Partners, L.P.                         380,000      (107,000)        2000       Completed              40

Lake Village
Apartments, L.P.                       230,000      (269,000)        2000       Completed            27.5

Montrose County Estates
Limited Dividend Housing
Association, L.P.                      132,000       (19,000)        2001       Completed              40

Ozark Properties III                    92,000       (20,000)        2001       Completed              40

Pierce Street
Partners, L.P.                         651,000      (166,000)        2000       Completed              40

Red Oaks
Estates, L.P.                          121,000       (39,000)        2000       Completed            27.5

School Square, L.P.                    163,000       (32,000)        2000       Completed            27.5

Stroud Housing
Associates, L.P.                       122,000       (87,000)        2000       Completed              40

Tahlequah Properties IV                 98,000       (28,000)        2001       Completed              40

Timberwolf Townhomes, L.P.              87,000       (66,000)        2001       Completed              40

United Development, L.P.
                                       274,000       (58,000)        2000       Completed            27.5
                                   -----------    -----------
                                   $ 2,600,000   $(1,008,000)
                                   ===========    ===========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                                           ------------------------------------- -----------------------------------
                                                                   As of March 31, 2003               As of December 31, 2002
                                                           ------------------------------------- -----------------------------------
                                    Partnership's
                                   Total Original
                                    Investment in       Amount of     Mortgage Loan of
                                    Local  Limited     Investment       Local Limited   Property and    Accumulated
 Partnership Name      Location      Partnerships     Paid to Date      Partnerships      Equipment     Depreciation  Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (Restated)      (Restated)      (Restated)     (Restated)
2nd Fairhaven, LLC    Federalsburg,    $   360,000     $   360,000       $    996,000   $  1,253,000    $   109,000    $ 1,144,000
                      Maryland

ACN Southern Hills    Oskaloosa,         1,284,000       1,284,000            462,000      2,141,000        184,000      1,957,000
Partners II, L.P.     Oklahoma

Hickory Lane          Sioux City,
Partners, L.P.        Iowa                 633,000         472,000          3,178,000      3,773,000        110,000      3,663,000

Lake Village          Kewanee,
Apartments, L.P.      Illinois           3,834,000       3,834,000          3,042,000      6,438,000         75,000      6,363,000

Montrose County       Montrose,
Estates Limited       Michigan             487,000         450,000            687,000      1,245,000         64,000      1,181,000
Dividend Housing
Association, L.P.

Ozark Properties III  Ozark,               300,000         300,000            836,000      1,237,000         79,000      1,158,000
                      Arkansas

Pierce Street         Sioux City,
Partners, L.P.        Iowa               1,740,000       1,740,000          4,100,000      7,086,000        261,000      6,825,000

Red Oaks              Holly
Estates, L.P.         Springs,
                      Mississippi          242,000         242,000            730,000      1,016,000        103,000        913,000

School                Albany,              286,000         286,000            994,000      1,289,000        173,000      1,116,000
Square, L.P.          Minnesota

Stroud Housing        Stroud,              891,000         847,000            750,000      1,691,000        189,000      1,502,000
Associates, L.P.      Oklahoma

Tahlequah             Tahlequah,           375,000         375,000            844,000      1,438,000         59,000      1,379,000
Properties IV         Oklahoma

Timberwolf            Deer River,          469,000         425,000          1,348,000      1,779,000         51,000      1,728,000
Townhomes, L.P.       Minnesota

United                West Memphis,
Development, L.P.     Arkansas           2,250,000       2,200,000          1,095,000      3,739,000         90,000      3,649,000
                                        -----------     ----------          ---------      ---------       --------      ----------
                                       $13,151,000    $ 12,815,000       $ 19,062,000   $ 34,125,000    $ 1,547,000    $32,578,000
                                        ===========    ===========        ===========    ===========      =========     ===========

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2004

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2002
                                  -------------------------------------------------------------------------------------
        Partnership Name             Rental      Net Income      Year                        Estimated     Estimated
                                                              Investment                    Useful Life    Completion
                                     Income        (Loss)      Acquired         Status        (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                  $  107,000  $    (30,000)        2000       Completed              40         2000

ACN Southern Hills Partners II,        129,000       (73,000)        2000       Completed            27.5         2001
L.P.

Hickory Lane                           274,000      (156,000)        2000       Completed              40         2001
Partners, L.P.

Lake Village                            40,000      (134,000)        2000       Completed               *         2002
Apartments, L.P.

Montrose County Estates Limited        122,000       (18,000)        2001       Completed              40         2001
Dividend Housing Association,
L.P.

Ozark Properties III                    91,000       (24,000)        2001       Completed              40         2001

Pierce Street                          622,000      (153,000)        2000       Completed              40         2001
Partners, L.P.

Red Oaks                                19,000       (20,000)        2000       Completed            27.5         2000
Estates, L.P.

School Square, L.P.                    109,000       (26,000)        2000       Completed            27.5         2000

Stroud Housing                         103,000      (140,000)        2000       Completed              40         2001
Associates, L.P.

Tahlequah Properties IV                100,000       (60,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.              49,000       (41,000)        2001       Completed              40         2002

United Development, L.P.               209,000         5,000        2000       Completed            27.5         2002
                                     ---------       ---------
                                    $1,974,000     $(870,000)
                                     =========      =========


WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                           -------------------------------------     ---------------------------------------------------------------
                                    As of March 31, 2002                                  As of December 31, 2001
                           -------------------------------------     ---------------------------------------------------------------
                                     Partnership's
                                     Total Original        Amount of      Encumbrances of
                                   Investment in Local    Investment       Local Limited   Property and  Accumulated
Partnership Name       Location    Limited Partnerships  Paid to Date      Partnerships     Equipment    Depreciation Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC  Federalsburg,           $  360,000       $ 360,000          $ 998,000  $ 1,250,000      $ 79,000    $ 1,171,000
                    Maryland

ACN Southern        Oskaloosa, Oklahoma      1,339,000         785,000          1,100,000    2,141,000        84,000      2,057,000
Hills Partners
II, L.P.

Hickory Lane        Sioux City, Iowa           633,000         472,000          2,108,000    2,470,000        56,000      2,414,000
Partners, L.P.

Lake Village        Kewanee,                 2,978,000       2,978,000                  *            *             *              *
Apartments, L.P.    Illinois

Montrose County     Montrose, Michigan         553,000         450,000            688,000    1,244,000        34,000      1,210,000
Estates Limited
Dividend Housing
Association, L.P.

Ozark Properties    Ozark, Arkansas            300,000         300,000            844,000    1,237,000        35,000      1,202,000
III

Pierce Street       Sioux City, Iowa         1,527,000       1,104,000          2,656,000    4,892,000       120,000      4,772,000
Partners, L.P.

Red Oaks            Holly Springs,             242,000         242,000            730,000    1,015,000        61,000        954,000
Estates, L.P.       Mississippi

School Square,      Albany, Minnesota          286,000         286,000          1,004,000    1,290,000       113,000      1,177,000
L.P.

Stroud Housing      Stroud, Oklahoma           891,000         847,000          1,246,000    1,691,000       121,000      1,570,000
Associates, L.P.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                        ------------------------------------- ------------------------------------------------------
                                                  As of March 31, 2002                        As of December 31, 2001
                                        ------------------------------------- ------------------------------------------------------
                                         Partnership's
                                        Total Original       Amount of       Encumbrances of
                                      Investment in Local    Investment       Local Limited   Property and     Accumulated  Net Book
Partnership Name          Location    Limited Partnerships  Paid to Date      Partnerships      Equipment     Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Tahlequah Properties IV    Tahlequah,        75,000         338,000            850,000      1,438,000          9,000       1,429,000
                           Oklahoma

Timberwolf Townhomes, L.P. Deer River,      509,000         429,000                 (1)       703,000             (1)        703,000
                           Minnesota

United Development, L.P.   West Memphis,  2,250,000       2,100,000            754,000      2,674,000             (1)      2,674,000
                           Arkansas      ----------     -----------       ------------    -----------      ----------     ----------
                                        $12,243,000    $ 10,691,000       $ 12,978,000   $ 22,045,000      $ 712,000    $ 21,333,000
                                        ===========    ============       ============    ===========      ==========     ==========

* Results of Lake Village Apartments, L.P. have not been audited and thus have excluded. See note 3 to the financial statements and report of independent certified public accountants.

(1)      The Housing Complex was under construction at December 31, 2002.

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

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                              ------------------------------------- ---------------------------------------------------------------
                                      As of March 31, 2001                              As of December 31, 2000
                              ------------------------------------- ----------------------------------------------------------------
                                     Partnership's
                                     Total Original       Amount of    Encumbrances of
                                   Investment in Local   Investment     Local Limited   Property and  Accumulated
Partnership Name        Location  Limited Partnerships  Paid to Date     Partnerships     Equipment   Depreciation Net Book Value
------------------------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC   Federalsburg,      $   360,000   $   360,000       $ 1,001,000   $ 1,245,000      $  49,000    $ 1,196,000
                     Maryland

ACN Southern Hills   Oskaloosa, Oklahoma  1,339,000       760,000                (1)           (1)            (1)            (1)
Partners II, L.P.

Hickory Lane         Sioux City, Iowa       633,000       252,000         1,950,000     1,848,000         17,000      1,831,000
Partners, L.P.

Lake Village         Kewanee,             2,978,000       429,000                 *             *              *              *
Apartments, L.P.     Illinois

Montrose County      Montrose, Michigan     553,000             -                (1)           (1)            (1)            (1)
Estates Limited
Dividend Housing
Association, L.P.

Pierce Street        Sioux City, Iowa     1,527,000       580,000         2,930,000     2,990,000         32,000      2,958,000
Partners, L.P.

Red Oaks             Holly Springs,         245,000       184,000           734,000     1,016,000         17,000        999,000
Estates, L.P.        Mississippi
                                            286,000       214,000         1,073,000     1,290,000         44,000      1,246,000
                                         ----------    ----------        ----------     ---------       --------      ---------
School Square, L.P.  Albany, Minnesota  $ 7,921,000   $ 2,779,000       $ 7,688,000   $ 8,389,000      $ 159,000    $ 8,230,000
                                         ==========    ==========        ==========     =========       ========      =========

(1)      The Housing Complex was under construction at December 31, 2001.

* Results of Lake Village Apartments, L.P. were not audited in 2003 and 2002 and thus have been excluded to aid in comparability. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction as of December 31, 2001.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                  -------------------------------------------------------------------------------------
                                                          For the year ended December 31, 2000
                                  -------------------------------------------------------------------------------------
                                                                   Year                         Estimated     Estimated
                                       Rental      Net Income    Investment                    Useful Life    Completion
 Partnership Name                      Income        (Loss)       Acquired        Status         (Years)         Date
-----------------------------------------------------------------------------------------------------------------------
2nd Fairhaven, LLC                   $  99,000     $ (30,000)        2000       Completed              40         1999

ACN Southern Hills Partners II,                                                     Under
L.P.                                         -             -         2000    Construction               -         2001

Hickory Lane                                                                        Under
Partners, L.P.                                                              Construction/
                                       155,000       (27,000)        2000  Rehabilitation              40         2001

Lake Village                                                                        Under
Apartments, L.P.                             *             *         2000    Construction               -         2001

Montrose County Estates Limited
Dividend Housing Association,                                                       Under
L.P.                                         -             -         2001    Construction               -         2001

Pierce Street                                                                       Under
Partners, L.P.                                                              Construction/
                                       375,000        61,000         2000  Rehabilitation              40         2001
Red Oaks
Estates, L.P.                           59,000        (9,000)        2000       Completed            27.5         2000

School Square, L.P.                     43,000       (52,000)        2000       Completed            27.5         2000
                                      --------       --------
                                     $ 731,000     $ (57,000)
                                      ========       ========

* Results of Lake Village Apartments, L.P. were not audited in 2003 and 2002 and thus have been excluded to aid comparability. See Note 3 to the financial statements and report of independent certified public accountants. The housing complex was under construction as of December 31, 2001.

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

Date:    January 6, 2005

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

Date:   January 6, 2006




By:     /s/ Thomas J. Riha
        ------------------
        Thomas J. Riha,
        Senior Vice - President-Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)




Date:   January 6, 2006




By:     /s/ Wilfred N. Cooper, Sr.
        --------------------------
        Wilfred N. Cooper, Sr.,
        Chairman of the Board of WNC & Associates, Inc.

Date:   January 6, 2006




By:     /s/ David N. Shafer
        -------------------
        David N Shafer,
        Director of WNC & Associates, Inc.

Date:   January 6, 2006