Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2006-01-10
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from         to
                                           ---------  --------
                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7


                  California                            33-0761517
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

Yes          No      X
   ----------  -----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No      X
   ----------  -----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets
            June 30, 2004 and March 31, 2004 ..................................3

           Statements of Operations
            For the Three Months Ended June 30, 2004 and 2003..................4

           Statement of Partners' Equity (Deficit)
            For the Three Months Ended June 30, 2004...........................5

           Statements of Cash Flows
            For the Three Months Ended June 30, 2004 and 2003..................6

           Notes to Financial Statements.......................................7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........17

   Item 4. Controls and Procedures............................................18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................18

   Item 2. Changes in Securities and Use of Proceed...........................18

   Item 3. Defaults Upon Senior Securities....................................18

   Item 4. Submission of Matters to a Vote of Security Holders................18

   Item 5. Other Information..................................................18

   Item 6. Exhibits...........................................................18

   Signatures.................................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     June 30, 2004                 March 31, 2004
                                                                 -----------------------        ----------------------
                                                                      (Unaudited)                   (Unaudited)
ASSETS
Cash and cash equivalents                                     $               1,082,844      $              1,133,246
Investments in limited partnerships (Note 3)                                 12,021,807                    12,291,007
Loans receivable (Note 2)                                                        84,683                        84,430
                                                                 -----------------------        ----------------------

                                                              $              13,189,334      $             13,508,683
                                                                 =======================        ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                  $                 315,469      $                345,823
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                            91,098                        86,613
                                                                 -----------------------        ----------------------

Total liabilities                                                               406,567                       432,436
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                               (5,219)                       (4,926)
   Limited Partners (25,000 units authorized
    18,850 units issued and outstanding)                                     12,787,986                    13,081,173
                                                                 -----------------------        ----------------------

Total partners' equity                                                       12,782,767                    13,076,247
                                                                 -----------------------        ----------------------

                                                              $              13,189,334      $             13,508,683
                                                                 =======================        ======================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                           2004                            2003
                                                       Three Months                    Three Months
                                                  ------------------------     -----------------------------
       Reporting fee                            $                      -     $                       3,500
       Interest income                                             2,985                             6,606
                                                  ------------------------     -----------------------------
                                                                   2,985                            10,106
       Operating expenses:
            Amortization (Note 3)                                 13,595                            14,229
            Asset management fees (Note 4)                        15,139                            14,290
            Legal and accounting fees                              9,398                             3,570
            Other                                                  6,422                             2,175
                                                  ------------------------     -----------------------------

              Total operating expenses                            44,554                            34,264
                                                  ------------------------     -----------------------------

       Loss from operations                                      (41,569)                          (24,158)
                                                  ------------------------     -----------------------------

       Equity in losses of limited
          partnerships (Note 3)                                 (251,911)                         (222,362)
                                                  ------------------------     -----------------------------

       Net loss                                 $               (293,480)    $                    (246,520)
                                                  ========================     =============================

       Net loss allocated to:
            General Partner                     $                   (293)    $                        (247)
                                                  ========================     =============================

            Limited Partners                    $               (293,187)    $                    (246,273)
                                                  ========================     =============================

       Net loss per limited partnership
          unit                                  $                    (16)    $                         (13)
                                                  ========================     =============================

       Outstanding weighted average
          limited partner units                                   18,850                            18,850
                                                  ========================     =============================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2004
                                   (unaudited)

                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------
Partners' equity (deficit) at March 31, 2004      $          (4,926)     $    13,081,173     $       13,076,247

Net loss                                                       (293)            (293,187)              (293,480)
                                                    ----------------     ----------------     ------------------
Partners' equity (deficit) at June 30, 2004       $          (5,219)     $    12,787,986     $       12,782,767
                                                    ================     ================     ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                        2004                     2003
                                                                 -------------------      --------------------
   Cash flows from operating activities:
      Net loss                                                $         (293,480)       $         (246,520)
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization                                                     13,595                    14,229
         Equity in losses of limited partnerships                        251,911                   222,362
         Accrued fees and expenses due to General Partner
          and affiliates                                                   4,484                     7,468
                                                                 -------------------      --------------------

   Net cash used in operating activities                                 (23,490)                   (2,461)
                                                                 -------------------      --------------------

   Cash flows from investing activities:
      Investments in limited partnerships, net                           (30,354)                 (468,822)
      Loans receivable                                                      (252)                  127,009
      Distributions from limited partnerships                              3,694                     2,754
                                                                 -------------------      --------------------

   Net cash used in investing activities                                 (26,912)                 (339,059)
                                                                 -------------------      --------------------

   Net decrease in cash and cash equivalents                             (50,402)                 (341,520)
                                                                 -------------------      --------------------

   Cash and cash equivalents, beginning of period                      1,133,246                 2,246,731
                                                                 -------------------      --------------------

   Cash and cash equivalents, end of period                   $        1,082,844         $       1,905,211
                                                                 ===================      ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                           $                -         $               -
                                                                 ===================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The general partner is WNC & Associates, Inc. ("WNC") or (the "General Partner"), a California limited partnership. The chairman and president of WNC own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The  Partnership  Agreement  authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2004, the 18,850 Units represent subscriptions in the amount of $18,828,790 net of dealer discounts of $21,210. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its limited partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2005 and 2004 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. For three months ended June 30, 2004, $3,694 of distribution income was received and recorded as a reduction of the investment balance.

Offering Expenses
-----------------
Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of June 30, 2004 and March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed at any time by WNC in its discretion. To date no properties in the Partnership have been selected.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2004 and March 31, 2004 the Partnership had cash equivalents of $1,083,000 and $1,133,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally mature 35 days from date of acquisition.

Concentration of Credit Risk
----------------------------
At June 30, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------
Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Income Taxes
------------
No provision for income taxes has been recorded in the financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Reporting Comprehensive Income
------------------------------
The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
New Accounting Pronouncements
-----------------------------
As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

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

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At June 30, 2004, loans receivable and accrued interest thereon of $84,683 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See Note 6). One of the loans in the amount of $76,143, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of June 30, 2004, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 452 apartment units. As of June 30, 2004 construction or rehabilitation of all of the Housing Complexes was completed. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                               For the Three Months            For the Year
                                                                      Ended                        Ended
                                                                  June 30, 2004               March 31, 2004
                                                              -----------------------   ----------------------------
  Investment in limited partnerships, beginning of period   $             12,291,007   $                 13,010,788
  Capital contributions paid, net                                                  -                      1,009,095
  Equity in losses of limited partnerships                                  (251,911)                    (1,031,694)
  Distributions received from limited partnerships                            (3,694)                        (2,927)
  Amortization of capitalized acquisition fees and costs                     (13,595)                       (56,916)
  Impairment loss                                                                  -                       (637,339)
                                                              -----------------------   ----------------------------

  Investment in limited partnerships, end of period         $             12,021,807   $                 12,291,007
                                                              =======================   ============================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:


                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                         2004                 2003
                                                                 -------------------    ------------------
         Revenue                                               $            675,000   $             672,00
                                                                 -------------------    ------------------
         Expenses:
           Interest expense                                                 197,000                197,000
           Depreciation                                                     284,000                264,000
           Operating expenses                                               446,000                433,000
                                                                 -------------------    ------------------
         Total expenses                                                     927,000                894,000

           Net Loss                                            $           (252,000) $            (222,000)
                                                                 ===================    ==================
         Net loss allocable to the Partnership                 $           (252,000) $            (222,000)
                                                                 ===================    ==================
         Net loss recorded by the Partnership                  $           (252,000)              (222,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2004 and March 31, 2004, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $177,842 and $166,845 as of June 30, 2004 and March 31, 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2004 and March 31, 2004, the Partnership incurred acquisition costs of $377,000. Accumulated amortization was $117,125 and $114,527 as of June 30, 2004 and March 31, 2004, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $15,139 and $14,290 were incurred during the three months ended June 30, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $10,003 and $12,566 of those fees during the three months ended June 30, 2004 and 2003, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursement are approximately $16,442 and $0 during the three months ended June 30, 2004 and 2003, respectively.


The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                      June 30, 2004         March 31, 2004
                                                                  ----------------------   ------------------
         Insurance proceeds due to                              $                20,839  $            20,839
           Local Limited Partnerships
         Payables to Local Limited Partnerships                                      64                   64
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            66,553               61,972
         Reimbursement for expenses paid by
           the General Partner or an affiliate                                    1,052                1,148
                                                                  ----------------------   ------------------

                                                                $                91,098  $            86,613
                                                                  ======================   ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2004
                                   (unaudited)

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $1,083,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $12,022,000 and $85,000 in loans receivable. Liabilities at June 30, 2004 consisted primarily of $315,000 due to limited partnerships, $70,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $21,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(293,000), reflecting an increase in loss of $(47,000) from the $(246,000) net loss for the three months ended June 30, 2003. The increase in net loss was primarily due to an increase of approximately $(30,000) in equity in losses of limited partnerships, which increased to $(252,000) for the three month period ended June 30, 2004 from $(222,000) for the three month period ended June 30, 2003, due to the completion of construction and lease-up of additional properties. In addition to the increase in equity in losses from limited partnerships, loss from operations increased by $(17,000) to a loss of $(41,000), for the three months ended June 30, 2004 from a loss of $(24,000) for the three months ended June 30, 2003. The increase in loss from operations was primarily due to a decrease in interest income of $4,000, a decrease in reporting fee income of $3,000, an increase in legal and accounting expenses of $ (6,000) and other operating expenses of approximately $(4,000) for the three months ended June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net increase in cash used during the three months ended June 30, 2004 was $(51,000) compared to net cash used for the three months ended June 30, 2003 of $(342,000). Net cash flows used in investing activities decreased by $312,000 to $(27,000) for the three months ended June 30, 2004 from $(339,000) for the three months ended June 30, 2003, largely due to a decrease of $438,000 in notes payments offset by decrease of $(127,000) in loan receivable payments, along with an increase of $1,000 in distribution.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

As of June 30, 2004 occupancy was 100% and as of December 2005 occupancy was 52%. As of November 1, 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). As of December 2005 the Partnership has advanced Lake Village approximately $118,000. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of mortgage principal payments, property taxes and insurance.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         NOT APPLICABLE

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of WNC carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a- and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date: January 9, 2006





By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha
     Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date: January 9, 2006