Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2006-01-10
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from        to
                                           --------  --------
                        Commission file number: 333-76435


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7


                  California                          33-0761517
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

Yes          No     X
   ----------  ----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes          No     X
   ----------  ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets
            September 30, 2004 and March 31, 2004 .............................3

           Statements of Operations
            For the Three and Six Months Ended September 30, 2004 and 2003.....4

           Statement of Partners' Equity (Deficit)
            For the Six Months Ended September 30, 2004........................5

           Statements of Cash Flows
            For the Six Months Ended September 30, 2004 and 2003...............6

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

   Item 5. Other Information..................................................18

   Item 6. Exhibits...........................................................18

   Signatures.................................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   September 30, 2004              March 31, 2004
                                                                 -----------------------        ----------------------
                                                                      (unaudited)                    (unaudited)
ASSETS
Cash and cash equivalents                                     $               1,032,853      $              1,133,246
Investments in limited partnerships (Note 3)                                 11,754,680                    12,291,007
Loans receivable (Note 2)                                                        83,538                        84,430
                                                                 -----------------------        ----------------------
                                                              $              12,871,071      $             13,508,683
                                                                 =======================        ======================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                  $                 283,273      $                345,823
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                            86,210                        86,613
                                                                 -----------------------        ----------------------
Total liabilities                                                               369,483                       432,436
                                                                 -----------------------        ----------------------
Commitment and contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                               (5,501)                       (4,926)
   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
         September 30, and March 31, 2004)                                   12,507,089                    13,081,173
                                                                 -----------------------        ----------------------
Total partners' equity                                                       12,501,588                    13,076,247
                                                                 -----------------------        ----------------------
                                                              $              12,871,071      $             13,508,683
                                                                 =======================        ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                           2004                                        2003
                                          ----------------------------------------    -------------------------------------
                                            Three Months            Six Months         Three Months           Six Months
                                          -----------------      -----------------    ----------------       --------------
Reporting fee                           $               -      $               -    $          11,787      $        11,787
Interest income                                     2,854                  5,839                4,534               11,141
                                          -----------------      -----------------    ----------------       --------------
                                                    2,854                  5,839               16,321               22,928
Operating expenses:
     Amortization (Note 3)                         13,595                 27,190               14,229               28,458
     Asset management fees (Note 4)                14,614                 29,753               14,614               28,904
     Legal and accounting fees                      2,967                 12,365               14,950               18,520
     Other                                            947                  7,369                1,673                3,830
                                          -----------------      -----------------    ----------------       --------------

       Total operating expenses                    32,123                 76,677               45,466               79,712
                                          -----------------      -----------------    ----------------       --------------

Income (loss) from operations                     (29,269)               (70,838)             (29,145)             (56,784)
                                          -----------------      -----------------    ----------------       --------------

Equity in losses of limited
   partnerships (Note 3)                         (251,910)              (503,821)            (222,363)            (444,725)
                                          -----------------      -----------------    ----------------       --------------

Net loss                                $        (281,179)              (574,659)            (251,508)            (501,509)
                                          =================      =================    ================       ==============

Net loss allocated to:
     General Partner                    $            (282)                  (575)                (252)                (502)
                                          =================      =================    ================       ==============

     Limited Partners                   $        (280,898)              (574,084)            (251,256)            (501,007)
                                          =================      =================    ================       ==============

Net loss per limited partnership unit   $             (15)                   (30)                 (13)                 (27)
                                          =================      =================    ================       ==============

Outstanding weighted average
   limited partner units                           18,850                 18,850               18,850               18,850
                                          =================      =================    ================       ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2004
                                   (unaudited)

                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------
Partners' equity (deficit) at March 31, 2004      $         (4,926)     $    13,081,173     $       13,076,247

Net loss                                                      (575)            (574,084)              (574,659)
                                                    ----------------     ----------------     ------------------
Partners' equity (deficit) at September 30, 2004  $         (5,501)     $    12,507,089     $       12,501,588
                                                    ================     ================     ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 20003
                                   (unaudited)

                                                                       2004                      2003
                                                                 ------------------       --------------------
   Cash flows from operating activities:
      Net loss                                                $           (574,659)    $             (501,509)
      Adjustments to reconcile net loss to net cash (used
         in) provided by operating activities:
         Amortization                                                       27,190                     28,458
         Equity in losses of limited partnerships                          503,822                    444,725
         Asset management fee                                                 (872)                         -
         Accrued fees and expenses due to General Partner
          and affiliates                                                       469                   (202,112)
                                                                 ------------------       --------------------

   Net cash used in operating activities                                   (44,050)                  (230,438)

   Cash flows from investing activities:
      Investments in limited partnerships, net                             (62,550)                  (655,822)
      Loans receivable                                                         892                    126,731
      Distributions from limited partnerships                                5,315                      2,927
                                                                 ------------------       --------------------

   Net cash used in investing activities                                   (56,343)                  (526,164)

   Net decrease in cash and cash equivalents                              (100,393)                  (756,602)
                                                                 ------------------       --------------------

   Cash and cash equivalents, beginning of period                        1,133,246                  2,246,731
                                                                 ------------------       --------------------

   Cash and cash equivalents, end of period                   $          1,032,853     $            1,490,129
                                                                 ==================       ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                           $                 -      $                    -
                                                                 ==================       ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended annual report on Form 10-K for the fiscal year ended March 31, 2004.

Organization
------------
WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the "Partnership"), was formed on June 16, 1997 under the laws of the state of California, and commenced operations on September 3, 1999. The effective date of its public offering pursuant to the Securities and Exchange Commission's approval of the Partnership's Pre-Effective Amendment No. 3 to Form S-11 filed on July 16, 1999.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2004, 18,850 Units, representing subscriptions in the amount of $18,828,790 net of dealer discounts of $21,210. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Equity in losses of Limited Partnerships for the periods ended September 30, 2004 and 2003 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. For six months ended September 30, 2004, $5,516 of distribution income was received and recorded as a reduction of the investment balance.

Offering Expenses
-----------------
Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of September 30, 2004 and March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2004 and March 31, 2004 the Partnership had cash equivalents of $1,033,000 and $1,133,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally mature in 35 days from date of acquisition.

Concentration of Credit Risk
----------------------------
At September 30, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

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

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At September 30, 2004, loans receivable and accrued interest thereon of $83,538 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest (See Note 6). One of the loans in the amount of $75,545, is in the form of a 20 year promissory note, and is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Six                 For the Year
                                                                   Months Ended                    Ended
                                                                September 30, 2004            March 31, 2004
                                                              -----------------------   ----------------------------
  Investments per balance sheet, beginning of period        $            12,291,007     $               13,010,788
  Capital contributions paid, net                                                 -                      1,009,095
  Equity in losses of limited partnerships                                 (503,821)                    (1,031,694)
  Distributions received from limited partnerships                           (5,316)                        (2,927)
  Amortization of capitalized acquisition fees and costs                    (27,190)                       (56,916)
  Impairment Loss                                                                 -                       (637,339)
                                                              -----------------------   ----------------------------
  Investments per balance sheet, end of period              $            11,754,680     $               12,291,007
                                                              =======================   ============================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                   2003
                                                                 -------------------    ------------------
         Revenue                                               $        1,350,000     $       1,344,000
                                                                 -------------------    ------------------
         Expenses:
           Interest expense                                               395,000               395,000
           Depreciation                                                   568,000               529,000
           Operating expenses                                             891,000               865,000
                                                                 -------------------    ------------------
             Total expenses                                             1,854,000             1,789,000
                                                                 -------------------    ------------------
           Net Loss                                            $         (504,000)    $        (445,000)
                                                                 ===================    ==================
         Net loss allocable to the Partnership                 $         (504,000)    $        (445,000)
                                                                 ===================    ==================
         Net loss recorded by the Partnership                  $         (504,000)    $        (445,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2004 and March 31, 2004, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortizations of these capitalized costs were $188,839 and $166,845 as of September 30, 2004 and March 31, 2004, respectively.

(b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of September 30, 2004 and March 31, 2004, the Partnership incurred acquisition costs of
     $377,000. Accumulated amortization was $119,723 and $114,527 as of September 30, 2004 and March 31, 2004, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $29,753 and $28,904 were incurred during the six months ended September 30, 2004 and 2003, respectively. The Partnership paid the General Partner or its affiliates $30,100 and $35,133 of those fees during the six months ended September 30, 2004 and 2003, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $19,790 and $17,001 during the six months ended September 30, 2004 and 2003, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                   September 30, 2004       March 31, 2004
                                                                  ----------------------   ------------------
         Insurance proceeds due to Local Limited Partnerships    $               20,839    $          20,839
         Payables to Local Limited Partnership                                       64                   64
         Organizational, offering and selling costs payable                       2,590                2,590
         Asset management fee payable                                            61,100               61,972
         Reimbursement for expenses paid by
          the General Partner or an affiliate                                     1,617                1,148
                                                                  ----------------------   ------------------
                                                                 $               86,210    $          86,613
                                                                  ======================   ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended September 30, 2004
                                   (unaudited)

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $1,033,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $11,755,000 and $84,000 in loans receivable. Liabilities at September 30, 2004 primarily consisted of $283,000 due to limited partnerships, $65,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $21,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was $(281,000), reflecting an increase in loss of $(30,000) from the $(251,000) net loss for the three months ended September 30, 2003. The increase in net loss was primarily due to an increase of approximately $(30,000) in equity in losses of limited partnerships, which increased to $(252,000) for the three months ended September 30, 2004 from $(222,000) for the three months ended September 30, 2003. The operating income was decreased by $(13,000) which mainly due to a decrease of $(12,000) in reporting fee and a decrease $(1,000) in interest income. The decrease in operating income was offset by a decrease of $13,000 in operating expenses, which is mainly due to a decrease of $12,000 in legal and accounting expenses and a decrease of $1,000 in amortization and other operating expenses.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003. The Partnership's net loss for the six months ended September 30, 2004 was $(575,000), reflecting an increase in loss of $(73,000) from the $(502,000) net loss for the six months ended September 30, 2003. The increase in net loss was primarily due to an increase of approximately $(59,000) in equity in losses of limited partnerships, which increased to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

$(504,000) for the six months ended September 30, 2004 from $(445,000) for the six months ended September 30, 2003. In addition to the increase in equity in losses from limited partnerships, the loss from operations increased by $(14,000) to a loss of $(71,000), for the six months ended September 30, 2004 from a loss of $(57,000) for the six months ended September 30, 2003. The increase in loss from operations was primarily due to a decrease in reporting fee income of $(12,000), a decrease of $(5,000) in interest income, offset by a decrease of $3,000 in operating expenses due to a decrease of $6,000 in legal and accounting fees and a decrease of $1,000 in amortization expense offset by an increase of $(4,000) in asset management fees and other operating expenses for the six months ended September 30, 2004.

Cash Flows

Six Months Ended  September 30, 2004 Compared to Six Months Ended  September 30,
2003. Net cash used during the six months ended September 30, 2004 was $(100,000), compared to the net cash used in the six months ended September 30, 2003 of $(757,000) reflecting a decrease of $(656,000) net cash used. The decrease is primarily due to a $(470,000) decrease in cash used in investing activities, which is due to a $(656,000) decrease in investments in Limited Partnerships and a $(2,000) increase in distribution from Limited Partnerships, offset by a $126,000 decrease in loans receivable and a $62,000 increase in notes payable. In addition to the decrease in net cash used in investing activities, there was also a decrease of $(186,000) in net cash used in operating activities mainly due to a decrease of $(203,000) in accrue fees and expense due to General Partner and affiliates. Additionally, there were a decrease of $1,000 in amortization and a decrease of $1,000 in asset management fee.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

As of September 30, 2004 occupancy was 100% and as of December 2005 occupancy was 52%. As of November 1, 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). As of December 2005 the Partnership has advanced Lake Village approximately $118,000. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of mortgage principal payments, property taxes and insurance.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the loan wassuccessfully refinanced with a first mortgage of $463,000 and a 20-year loan of $80,000 from the Partnership to Southern Hills. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. Southern Hills has been making all payments on a timely manner and as of September 30, 2004 is current on the loan owing to the Partnership.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e)and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

Date:   January 10, 2006




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:   January 10, 2006