Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2006-01-10
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Yes           No      X
   -----------  -----------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
   -----------  -----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)


                               INDEX TO FORM 10-Q

                For the Quarters Ended December 31, 2004 and 2003

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Balance Sheets
              December 31, 2004 and March 31, 2004 ............................3

            Statements of Operations
              For the Three and Nine Months Ended December 31, 2004 and 2003...4

            Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2004......................5

            Statements of Cash Flows
              For the Nine Months Ended December 31, 2004 and 2003.............6

            Notes to Financial Statements......................................7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........17

    Item 4. Controls and Procedures...........................................17

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.................................................17

    Item 2. Changes in Securities and Use of Proceed..........................17

    Item 3. Defaults Upon Senior Securities...................................17

    Item 4. Submission of Matters to a Vote of Security Holders...............17

    Item 5. Other Information.................................................17

    Item 6. Exhibits..........................................................17

    Signatures ...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   December 31, 2004               March 31, 2004
                                                                 -----------------------        ----------------------
                                                                      (unaudited)                    (unaudited)
ASSETS
Cash and cash equivalents                                     $                 791,245      $              1,133,246

Investments in limited partnerships (Note 3)                                 11,481,848                    12,291,007
Loans receivable (Note 2)                                                        84,467                        84,430
                                                                 -----------------------        ----------------------

                                                              $              12,357,560      $             13,508,683
                                                                 =======================        ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                  $                  61,631      $                345,823
   Accrued fees and expenses due to General
      Partner and affiliates (Note 4)                                            90,443                        86,613
                                                                 -----------------------        ----------------------

Total liabilities                                                               152,074                       432,436
                                                                 -----------------------        ----------------------

Commitment and contingencies (Note 6)

Partners' equity (deficit):
   General Partner                                                               (5,797)                       (4,926)
   Limited Partners (25,000 units authorized and 18,850
      units issued and outstanding at
         December 31, 2004 and March 31, 2004)                               12,211,283                    13,081,173
                                                                 -----------------------        ----------------------

Total partners' equity                                                       12,205,486                    13,076,247
                                                                 -----------------------        ----------------------

                                                              $              12,357,560      $             13,508,683
                                                                 =======================        ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                           2004                                        2003
                                         ----------------------------------------     --------------------------------------
                                           Three Months            Nine Months         Three Months           Nine Months
                                         ------------------      ----------------     ----------------       ---------------
Interest income                        $            3,405       $          9,244      $         4,538        $       15,679
Reporting fee                                           -                      -                3,436                15,223
                                         ------------------      ----------------     ----------------       ---------------
                                                    3,405                  9,244                7,974                30,902
Operating expenses:
     Amortization (Note 3)                         13,595                 40,785               14,229                42,687
     Asset management fees (Note 4)                14,614                 44,367               14,614                43,518
     Legal and accounting fees                     16,066                 28,431                2,798                21,318
     Other                                          3,320                 10,689                3,511                 7,341
                                         ------------------      ----------------     ----------------       ---------------
       Total operating expenses                    47,595                124,272               35,152               114,864
                                         ------------------      ----------------     ----------------       ---------------
Income (loss) from operations                     (44,190)              (115,028)             (27,178)              (83,962)
                                         ------------------      ----------------     ----------------       ---------------
Equity in losses of limited
   partnerships (Note 3)                         (251,912)              (755,733)            (222,362)             (667,087)
                                         ------------------      ----------------     ----------------       ---------------
Net loss                               $         (296,102)      $       (870,761)    $       (249,540)       $      (751,049)
                                         ==================      ================     ================       ===============
Net loss allocated to:
     General Partner                   $             (296)      $           (871)    $           (249)       $          (751)
                                         ==================      ================     ================       ===============
     Limited Partners                  $         (295,806)      $       (869,890)    $       (249,291)       $      (750,298)
                                         ==================      ================     ================       ===============
Net loss per limited partnership unit  $              (16)      $            (46)    $            (13)       $           (40)
                                         ==================      ================     ================       ===============
Outstanding weighted average
   Limited partner units                           18,850                 18,850               18,850                 18,850
                                         ==================      ================     ================       ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2004
                                   (unaudited)

                                                        General             Limited
                                                        Partner             Partners                Total
                                                    ----------------     ----------------     ------------------
Partners' equity (deficit) at March 31, 2004      $         (4,926)     $    13,081,173       $     13,076,247

Net loss                                                      (871)            (869,890)              (870,761)
                                                    ----------------     ----------------     ------------------
Partners' equity (deficit) at December 31, 2004   $         (5,797)     $    12,211,283       $     12,205,486
                                                    ================     ================     ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                                        2004                      2003
                                                                 -------------------      --------------------
   Cash flows from operating activities:
      Net loss                                                  $       (870,761)         $        (751,049)
      Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Amortization                                                     40,785                     42,687
         Equity in losses of limited partnerships                        755,733                    667,087
         Accrued fees and expenses due to General Partner
          and affiliates                                                   3,830                   (204,824)
                                                                 -------------------      --------------------

   Net cash (used in) provided by operating activities                   (70,413)                  (246,099)
                                                                 -------------------      --------------------

   Cash flows from investing activities:
      Investments in limited partnerships, net                          (278,487)                  (955,822)
      Loans receivable                                                       (37)                   127,156
      Distributions from limited partnerships                              6,936                      2,927
                                                                 -------------------      --------------------

   Net cash used in investing activities                                (271,588)                  (825,739)
                                                                 -------------------      --------------------

   Net decrease in cash and cash equivalents                            (342,001)                (1,071,838)

   Cash and cash equivalents, beginning of period                      1,133,246                  2,246,731
                                                                 -------------------      --------------------

   Cash and cash equivalents, end of period                     $        791,245          $       1,174,893
                                                                 ===================      ====================

   SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
         Taxes paid                                             $              -          $               -
                                                                 ===================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2003, 18,850 Units, representing subscriptions in the amount of $18,828,790 net of dealer discounts of $21,210. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting for Investments  in Limited  Partnerships
--------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Equity in losses of limited partnerships for the periods ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2004, distributions of $6,936 were received and recorded as a reduction of the investment balance.

Offering Expenses
-----------------
Offering expenses are expected to consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs inclusive of selling commissions and dealer manager fees, in excess of 4% of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,429,245 as of December 31, 2004 and March 31, 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2004 and March 31, 2004 the Partnership had cash equivalents of $ 791,000 and $1,133,000, respectively. These amounts consist primarily of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally mature in 35 days from the date of acquisition.

Concentration of Credit Risk
----------------------------
At December 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

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

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represent its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

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

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest or has already invested. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At December 31, 2004, loans receivable and accrued interest thereon of $84,467 were due from two Local Limited Partnerships in which the Partnership owns a 99.98% interest. One of the loans in the amount of $75,000, is in the form of a 20 year promissory note, and is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

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

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine                For the Year
                                                                   Months Ended                    Ended
                                                                December 31, 2004             March 31, 2004
                                                              -----------------------   ----------------------------
  Investments per balance sheet, beginning of period        $            12,291,007     $               13,010,788
  Capital contributions paid, net                                            (5,705)                     1,009,095
  Equity in losses of limited partnerships                                 (755,733)                    (1,031,694)
  Distributions received from limited partnerships                           (6,936)                        (2,927)
  Amortization of capitalized acquisition fees and costs                    (40,785)                       (56,916)
  Impairment                                                                      -                       (637,339)
                                                              -----------------------   ----------------------------
  Investments per balance sheet, end of period              $            11,481,848     $               12,291,007
                                                              =======================   ============================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested is as follows::

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                        2004                   2003
                                                                 -------------------    ------------------
         Revenue                                               $        2,024,000    $        2,016,000
                                                                 -------------------    ------------------
         Expenses:
           Interest expense                                               592,000               592,000
           Depreciation                                                   852,000               793,000
           Operating expenses                                           1,336,000             1,298,000
                                                                 -------------------    ------------------
             Total expenses                                             2,780,000             2,683,000
                                                                 -------------------    ------------------
           Net Loss                                            $         (756,000)    $        (667,000)
                                                                 ===================    ==================
         Net loss allocable to the Partnership                 $         (756,000)    $        (667,000)
                                                                 ===================    ==================
         Net loss recorded by the Partnership                  $         (756,000)    $        (667,000)
                                                                  ==================    ==================

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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2004 and March 31, 2004, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs were $199,836 and $166,845 as of December 31, 2004 and March 31, 2004, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2004
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
(b) Acquisition costs of 2% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2004 and March 31, 2004, the Partnership incurred acquisition costs of $377,000. Accumulated amortization was $122,321 and $114,527 as of December 31, 2004 and March 31, 2004, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $44,367 and $43,518 were incurred during the nine months ended December 31, 2004 and December 31, 2003, respectively. The Partnership paid the General Partner or its affiliates $41,000 and $45,200 of those fees during the nine months ended December 31, 2004 and 2003, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements are approximately $39,524 and $43,638 during the nine months ended December 31, 2004 and 2003, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                           December 31, 2004        March 31, 2004
                                                         ----------------------    -----------------
Insurance Proceeds due to Local Limited Partnerships   $                20,839   $           20,839
Payables to Local Limited Partnerships                                      64                   64
Organizational, offering and selling costs payable                       2,590                2,590
Asset management fee payable                                            65,681               61,972
Reimbursement for expenses paid by
  the General Partner or an affiliate                                    1,269                1,148
                                                         ----------------------    -----------------
                                                       $                90,443   $           86,613
                                                         ======================    =================

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $791,000 in cash and cash equivalents, aggregate investments in the thirteen Local Limited Partnerships of $11,482,000 and $84,000 in loans receivable. Liabilities at December 31, 2004 primarily consisted of $62,000 due to limited partnerships, $69,000 of accrued asset management fees, commissions payable, and reimbursements due to the General Partner or affiliates and $21,000 in interest and insurance proceeds payable to affiliates.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003. The Partnership's net loss for the three months ended December 31, 2004 was $(296,000), reflecting an increase in loss of $(47,000) from the $(249,000) net loss for the three months ended December 31, 2003. The increase in net loss was primarily due to an increase of approximately $(30,000) in equity in losses of limited partnerships, which increased to $(252,000) for the three months ended December 31, 2004 from $(222,000) for the three months ended December 31, 2003. In addition to the increase in equity in losses from limited partnerships, loss from operations increased by $(17,000) to a loss of $(44,000), for the three months ended December 31, 2004 from a loss of $(27,000) for the three months ended December 31, 2003. The increase in loss from operations was primarily due to, an increase of $(13,000) in legal and accounting expenses, offset by $1,000 decrease in amortization and other operating expenses. In addition to the increase in the loss from operations, there were a decrease of $(4,000) in reporting fee income and a decrease of $(1,000) in interest income for the three months ended December 31, 2004.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. The Partnership's net loss for the nine months ended December 31, 2004 was $(871,000), reflecting an increase in loss of $(120,000) from the $(751,000) net loss for the nine months ended December 31, 2003. The increase in net loss was primarily due to an increase of approximately $(89,000) in equity in losses of limited partnerships, which increased to $(756,000) for the nine months ended December 31, 2004 from $(667,000) for the nine months ended December 31, 2003. In addition to the increase in equity in losses from limited partnerships, the loss from operations increased by $(31,000) to a loss of $(115,000) for the nine months ended December 31, 2004 from a loss of $(84,000) for the nine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

months ended December 31, 2003. The increase in loss from operations was primarily due to a decrease in interest income of $(22,000) due to a decrease of $(15,000) in reporting fee and a decrease of $(7,000) in interest income, and an increase of $(9,000) in operating expenses mainly due to an increase of $(7,000) in legal and accounting fees and an increase of $(4,000) in asset management fees and other operating expenses offset by a decrease of $2,000 in amortization expenses for the nine months ended December 31, 2004.

Cash Flows

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003. Net cash used during the nine months ended December 31, 2004 was $(342,000), compared to the net cash used for the nine months ended December 31, 2003 of $(1,071,000) reflecting a decrease of $730,000 net cash used. The decrease is primarily due to a $554,000 decrease in cash used in investing activities, which is due to a $677,000 decrease in investments in limited partnerships, a $(127,000) decrease in loan receivable, along with a $4,000 increase in distributions from limited partnerships. In addition to the decrease in cash used in investing activities, there is also a $176,000 decrease in net cash used in operating activities. The decrease in net cash used in operating activities is primarily due to a $209,000 decrease in accrued fees and expenses due to General Partner and affiliates, off-set by a $(2,000) decrease in amortization expenses.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements.

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

As of December 31, 2004 occupancy was 76% and as of December 2005 occupancy was 52%. As of November 1, 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). As of December 2005 the Partnership has advanced Lake Village approximately $118,000. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of mortgage principal payments, property taxes and insurance.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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