Form 10-K
period 2005-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2008-07-24
CIK 1084067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2004
                    For the fiscal year ended March 31, 2005
                    For the fiscal year ended March 31, 2006
                    For the fiscal year ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-32395


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
             (Exact name of registrant as specified in its charter)

           California                                      33-0761517
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


      17782 Sky Park Circle,                              92614-6404
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]

Non-accelerated filer [X]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

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

                                      NONE

PART I.

ITEM 1.  BUSINESS

ORGANIZATION

WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") is a California limited partnership formed under the laws of the State of California on June 16, 1997 and has commenced operations on September 3, 1999. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units"), at a price of $1,000 per Partnership Unit. As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2060 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

DESCRIPTION OF BUSINESS

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated April 1, 1999 ("Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in thirteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007, 2006, 2005, and 2004. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been sold or selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period. Subsequent to March 31, 2007 the Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P. for disposition. See footnote 7 to the audited financial statements.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, the sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

ITEM 1A.  RISK FACTORS

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) RISKS ARISING FROM THE INTERNAL REVENUE CODE RULES GOVERNING LOW INCOME HOUSING TAX CREDITS

         LOW INCOME HOUSING TAX CREDITS MIGHT NOT BE AVAILABLE. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

         LOW INCOME HOUSING TAX CREDITS MIGHT BE LESS THAN ANTICIPATED. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

         UNLESS A BOND IS POSTED OR A TREASURY DIRECT ACCOUNT IS ESTABLISHED, LOW INCOME HOUSING TAX CREDITS MAY BE RECAPTURED IF HOUSING COMPLEXES ARE NOT OWNED AND OPERATED FOR 15 YEARS. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

         o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
         o the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be of a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

         SALES OF HOUSING COMPLEXES AFTER 15 YEARS ARE SUBJECT TO LIMITATIONS WHICH MAY IMPACT A LOCAL LIMITED PARTNERSHIP'S ABILITY TO SELL ITS HOUSING COMPLEX. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment actually agreed to may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

         LIMITED PARTNERS CAN ONLY USE LOW INCOME HOUSING TAX CREDITS IN LIMITED AMOUNTS. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

         o an unlimited amount of passive income, which is income from entities such as the Partnership, and
         o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(b) RISKS RELATED TO INVESTMENT IN LOCAL LIMITED PARTNERSHIPS AND HOUSING COMPLEXES

         BECAUSE THE PARTNERSHIP HAS FEW INVESTMENTS, EACH INVESTMENT WILL HAVE A GREAT IMPACT ON THE PARTNERSHIP'S RESULTS OF OPERATIONS. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

         THE FAILURE TO PAY MORTGAGE DEBT COULD RESULT IN A FORCED SALE OF A HOUSING COMPLEX. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

         THE PARTNERSHIP DOES NOT CONTROL THE LOCAL LIMITED PARTNERSHIPS AND MUST RELY ON THE LOCAL GENERAL PARTNERS. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

         HOUSING COMPLEXES SUBSIDIZED BY OTHER GOVERNMENT PROGRAMS ARE SUBJECT TO ADDITIONAL RULES WHICH MAY MAKE IT DIFFICULT TO OPERATE AND SELL HOUSING COMPLEXES. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

         o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
         o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
         o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
         o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
         o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.

         o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
         o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
         o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
         o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

         UNINSURED CASUALTIES COULD RESULT IN LOSSES AND RECAPTURE. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

         HOUSING COMPLEXES WITHOUT FINANCING OR OPERATING SUBSIDIES MAY BE UNABLE TO PAY OPERATING EXPENSES. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

         THE PARTNERSHIP'S INVESTMENT PROTECTION POLICIES WILL BE WORTHLESS IF THE NET WORTH OF THE LOCAL GENERAL PARTNERS IS NOT SUFFICIENT TO SATISFY THEIR OBLIGATIONS. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

         o    the general and local job market,
         o    the availability and cost of mortgage financing,
         o    monetary inflation,
         o    tax, environmental, land use and zoning policies,
         o    the supply of and demand for similar properties,
         o    neighborhood conditions,
         o    the availability and cost of utilities and water.

(c)     TAX RISKS OTHER THAN THOSE RELATING TO TAX CREDITS

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

         NO OPINION OF COUNSEL AS TO CERTAIN MATTERS. No legal opinion is obtained regarding matters:

         o the determination of which depends on future factual circumstances,
         o    which are peculiar to individual Limited Partners, or
         o    which are not customarily the subject of an opinion.

The more significant of these matters include:

         o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
         o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
         o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
         o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
         o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

         PASSIVE ACTIVITY RULES WILL LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES AND IMPOSE TAX ON INTEREST INCOME. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

         THE PARTNERSHIP MAY EARN INTEREST INCOME ON ITS RESERVES AND LOANS. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

         AT RISK RULES MIGHT LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

         o the amount of cash the Limited Partner invests in the Partnership, and
         o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

         TAX LIABILITY ON SALE OF A HOUSING COMPLEX OR LOCAL LIMITED PARTNERSHIP INTEREST MAY EXCEED THE CASH AVAILABLE FROM THE SALE. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

         o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
         o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

         o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
         o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

         ALTERNATIVE MINIMUM TAX LIABILITY COULD REDUCE A LIMITED PARTNER'S TAX BENEFITS. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

         IRS COULD AUDIT THE RETURNS OF THE PARTNERSHIP, THE LOCAL LIMITED PARTNERSHIPS OR THE LIMITED PARTNERS. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

         AN AUDIT OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP ALSO COULD RESULT IN AN AUDIT OF A LIMITED PARTNER. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

         A SUCCESSFUL IRS CHALLENGE TO TAX ALLOCATIONS OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP WOULD REDUCE THE TAX BENEFITS OF AN INVESTMENT IN THE PARTNERSHIP. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

         o    between the Limited Partners and the General Partner,
         o    among the Limited Partners, or
         o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

         TAX LIABILITIES COULD ARISE IN LATER YEARS OF THE PARTNERSHIP. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

         o unused passive losses from the Partnership or other investments, or
         o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

         IRS CHALLENGE TO TAX TREATMENT OF EXPENDITURES COULD REDUCE LOSSES. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

         o should be deductible over a longer period of time or in a later year,
         o    are excessive and may not be capitalized or deducted in full,
         o    should be capitalized and not deducted, or
         o may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

         o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
         o the adjusted basis of a Housing Complex used to compute depreciation,
         o    the correct deduction of fees,
         o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

         CHANGES IN TAX LAW MIGHT REDUCE THE VALUE OF LOW INCOME HOUSING TAX CREDITS. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

         NEW ADMINISTRATIVE OR JUDICIAL INTERPRETATIONS OF THE LAW MIGHT REDUCE THE VALUE OF TAX CREDITS. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

         STATE INCOME TAX LAWS MAY ADVERSELY AFFECT THE LIMITED PARTNERS. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

         THE TAX TREATMENT OF PARTICULAR ITEMS UNDER STATE OR LOCAL INCOME TAX LAWS MAY VARY MATERIALLY FROM THE FEDERAL INCOME TAX TREATMENT OF SUCH ITEMS. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d) RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

         LACK OF LIQUIDITY OF INVESTMENT. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

         THE LIMITED PARTNERS WILL NOT CONTROL THE PARTNERSHIP AND MUST RELY TOTALLY ON THE GENERAL PARTNER. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

         o remove the General Partner and elect a replacement general partner,
         o    amend the Partnership Agreement,
         o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

         LIMITATIONS ON LIABILITY OF THE GENERAL PARTNER TO THE PARTNERSHIP. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

         PAYMENT OF FEES TO THE GENERAL PARTNER AND ITS AFFILIATES REDUCES CASH AVAILABLE FOR INVESTMENT IN LOCAL LIMITED PARTNERSHIPS. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing apartment complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

         ASSOCIATES AND ITS AFFILIATES ARE SERVING AS THE GENERAL PARTNERS OF MANY OTHER PARTNERSHIPS. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership`s capital in Local Limited Partnerships.

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates or for the periods indicated:

                                                         -----------------------------  --------------------------------------------
                                                             AS OF MARCH 31, 2007                 AS OF DECEMBER 31, 2006
                                                         -----------------------------  --------------------------------------------
                                                            PARTNERSHIP'S                                 ESTIMATED      MORTGAGE
                                                                TOTAL          AMOUNT OF                  AGGREGATE      BALANCES
                                                            INVESTMENT IN     INVESTMENT  NUMBER          LOW INCOME     OF LOCAL
 LOCAL LIMITED                                              LOCAL LIMITED        PAID       OF     OCCU-  HOUSING TAX     LIMITED
PARTNERSHIP NAME       LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS       TO DATE    UNITS   PANCY  CREDITS (1)   PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven,      Federalsburg,   Larry C. Porter
LLC                 Maryland        and Carter Chinniss       $ 360,000       $ 360,000      18    100%     $ 470,000     $ 981,000

ACN Southern        Oskaloosa,      ACN Partnership
Hills Partners      Iowa
II, L.P.                                                      1,284,000       1,284,000      30    100%     1,792,000       440,000

Hickory Lane        Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                        988,000         988,000      64     98%       845,000     3,179,000

(2) Lake Village    Kewanee,        Quad Cities
Apartments, L.P.    Illinois        Redevelopment
                                    Resources, Inc.           3,834,000       3,834,000      50     38%     3,972,000     2,010,000

Montrose County     Montrose,       Raymond T. Cato, Jr.,
Estates Limited     Michigan        Christopher R. Cato
Dividend Housing                    and Kenneth Bradner
Association, L.P.                                               487,000         487,000      32     94%       747,000       680,000

Ozark Properties    Ozark,          ERC Properties, Inc.
III                 Arkansas                                    300,000         300,000      24    100%       393,000       803,000

Pierce Street       Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                      2,389,000       2,389,000      86     98%     1,729,000     3,609,000

Red Oaks            Holly           Douglas B.
Estates, L.P.       Springs,        Parker and
                    Mississippi     Billy D. Cobb               242,000         242,000      24    100%       337,000       703,000

School Square,      Albany,         Bradley V. Larson
L.P.                Minnesota                                   286,000         286,000      17     82%       397,000       957,000

Stroud Housing      Stroud,         NHS/ERC Housing
Associates, L.P.    Oklahoma        Company, LLC                891,000         879,000      36     28%     1,519,000       641,000

Tahlequah           Tahlequah,      ERC Properties, Inc.
Properties IV       Oklahoma                                    375,000         375,000      24    100%       491,000       815,000

Timberwolf          Deer River,     Curtis G. Carlson
Townhomes, L.P.     Minnesota       Co., Inc., M.F.
                                    Carlson Co., Inc.,
                                    and Robert Carlson          469,000         469,000      20     95%       685,000     1,354,000

United              West            Harold E. Buehler,
Development         Memphis,        Sr. and Jo Ellen
L.P., 2000          Arkansas        Buehler                   2,249,000       2,249,000      51     98%     3,000,000     1,031,000
                                                            -----------     -----------     ---    ----   -----------   -----------

                                                            $14,154,000     $14,142,000     476     86%    16,377,000   $17,203,000
                                                            ===========     ===========     ===    ====   ===========   ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
Approximately 45% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) Subsequent to March 31, 2007, this property was identified for sale. See
Note 7 to audited financial statements.


                                                -----------------------------------------------------------
                                                           FOR THE YEAR ENDED DECEMBER 31, 2006
                                                -----------------------------------------------------------
                                                                                       LOW INCOME HOUSING
                                                                    NET INCOME        TAX CREDITS ALLOCATED
        LOCAL LIMITED PARTNERSHIP NAME          RENTAL INCOME         (LOSS)             TO PARTNERSHIP
-----------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                                 $ 123,000        $ (28,000)                    99.98%

ACN Southern Hills
Partners II, L.P.                                    142,000           239,000                    99.98%

Hickory Lane
Partners, L.P.                                       423,000          (85,000)                    99.98%

Lake Village
Apartments, L.P.                                      94,000 (3)   (3,734,000)                    99.98%

Montrose County Estates Limited Dividend
Housing Association, L.P.                            153,000          (13,000)                    99.98%

Ozark Properties III                                 110,000          (14,000)                    99.98%

Pierce Street
Partners, L.P.                                       678,000         (107,000)                    99.98%

Red Oaks
Estates, L.P.                                        141,000           (3,000)                    99.98%

School Square, L.P.                                  176,000          (17,000)                    99.98%

Stroud Housing Associates, L.P.                       56,000             1,000                    99.98%

Tahlequah Properties IV                              107,000          (21,000)                    99.98%

Timberwolf Townhomes, L.P.                           105,000          (45,000)                    99.98%

United Development L.P., 2000                        313,000          (70,000)                    99.98%
                                                  ----------      -----------

                                                  $2,621,000      $(3,897,000)
                                                  ==========      ===========

(3) Includes $3,348,000 of impairment loss expense due to permanent decline in values.


                                                         -----------------------------  --------------------------------------------
                                                             AS OF MARCH 31, 2006                 AS OF DECEMBER 31, 2005
                                                         -----------------------------  --------------------------------------------
                                                            PARTNERSHIP'S                                 ESTIMATED      MORTGAGE
                                                                TOTAL          AMOUNT OF                  AGGREGATE      BALANCES
                                                            INVESTMENT IN     INVESTMENT  NUMBER          LOW INCOME     OF LOCAL
 LOCAL LIMITED                                              LOCAL LIMITED        PAID       OF     OCCU-  HOUSING TAX     LIMITED
PARTNERSHIP NAME       LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS       TO DATE    UNITS   PANCY  CREDITS (1)   PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven,      Federalsburg,   Larry C. Porter and
LLC                 Maryland        Carter Chinniss           $ 360,000       $ 360,000      18    100%     $ 470,000   $ 1,027,000

ACN Southern        Oskaloosa,      ACN Partnership
Hills Partners      Iowa
II, L.P.                                                      1,284,000       1,284,000      30     97%     1,792,000       445,000

Hickory Lane        Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                        988,000         988,000      64     97%       845,000     3,210,000

(2) Lake Village    Kewanee,        Quad Cities
Apartments, L.P.    Illinois        Redevelopment
                                    Resources, Inc.           3,834,000       3,834,000      50     66%     3,972,000     2,011,000

Montrose County     Montrose,       Raymond T. Cato, Jr.,
Estates Limited     Michigan        Christopher R. Cato
Dividend Housing                    and Kenneth Bradner
Association, L.P.                                               487,000         487,000      32     94%       747,000       682,000

Ozark Properties    Ozark,          ERC Properties, Inc.
III                 Arkansas                                    300,000         300,000      24    100%       393,000       812,000

Pierce Street       Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                      2,389,000       2,389,000      86    100%     1,729,000     3,661,000

Red Oaks            Holly Springs,  Douglas B. Parker and
Estates, L.P.       Mississippi     Billy D. Cobb               242,000         242,000      24     92%       337,000       709,000

School Square,      Albany,         Bradley V. Larson
L.P.                Minnesota                                   286,000         286,000      17    100%       397,000       961,000

Stroud Housing      Stroud,         NHS/ERC Housing
Associates, L.P.    Oklahoma        Company, LLC                891,000         879,000      36     50%     1,519,000       669,000

Tahlequah           Tahlequah,      ERC Properties, Inc.
Properties IV                       Oklahoma                    375,000         375,000      24    100%       491,000       822,000

Timberwolf          Deer River,     Curtis G. Carlson
Townhomes, L.P.     Minnesota       Co., Inc., M.F.
                                    Carlson Co., Inc.,
                                    and Robert Carlson          469,000         469,000      20     90%       685,000     1,353,000

United              West Memphis,   Harold E. Buehler,
Development         Arkansas        Sr. and Jo Ellen
L.P., 2000                          Buehler                   2,249,000       2,249,000      51     98%     3,000,000     1,044,000
                                                            -----------     -----------     ---    ----   -----------   -----------
                                                            $14,154,000     $14,142,000     476     91%   $16,377,000   $17,406,000
                                                            ===========     ===========     ===    ====   ===========   ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
Approximately 35% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.


(2) Subsequent to March 31, 2007, this property was identified for sale. See
Note 7 to audited financial statements.


                                                -----------------------------------------------------------
                                                           FOR THE YEAR ENDED DECEMBER 31, 2005
                                                -----------------------------------------------------------
                                                                                       LOW INCOME HOUSING
                                                                    NET INCOME        TAX CREDITS ALLOCATED
        LOCAL LIMITED PARTNERSHIP NAME          RENTAL INCOME         (LOSS)             TO PARTNERSHIP
-----------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                                   $ 127,000      $ (23,000)                    99.98%

ACN Southern Hills
Partners II, L.P.                                      149,000        (77,000)                    99.98%

Hickory Lane
Partners, L.P.                                         400,000        (66,000)                    99.98%

Lake Village
Apartments, L.P.                                       138,000       (336,000)                    99.98%

Montrose County Estates Limited Dividend
Housing Association, L.P.                              140,000        (20,000)                    99.98%

Ozark Properties III                                    97,000        (22,000)                    99.98%

Pierce Street
Partners, L.P.                                         664,000       (105,000)                    99.98%

Red Oaks
Estates, L.P.                                          136,000        (29,000)                    99.98%

School Square, L.P.                                    170,000        (26,000)                    99.98%

Stroud Housing Associates, L.P.                         35,000         185,000                    99.98%

Tahlequah Properties IV                                104,000        (19,000)                    99.98%

Timberwolf Townhomes, L.P.                              96,000        (47,000)                    99.98%

United Development L.P., 2000                          335,000       (108,000)                    99.98%
                                                   -----------     ----------

                                                   $ 2,591,000     $ (693,000)
                                                   ===========     ==========


                                                         -----------------------------  --------------------------------------------
                                                             AS OF MARCH 31, 2005                 AS OF DECEMBER 31, 2004
                                                         -----------------------------  --------------------------------------------
                                                            PARTNERSHIP'S                                 ESTIMATED      MORTGAGE
                                                                TOTAL          AMOUNT OF                  AGGREGATE      BALANCES
                                                            INVESTMENT IN     INVESTMENT  NUMBER          LOW INCOME     OF LOCAL
 LOCAL LIMITED                                              LOCAL LIMITED        PAID       OF     OCCU-  HOUSING TAX     LIMITED
PARTNERSHIP NAME       LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS       TO DATE    UNITS   PANCY  CREDITS (1)   PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven,      Federalsburg,   Larry C. Porter and
LLC                 Maryland        Carter Chinniss           $ 360,000       $ 360,000      18    100%     $ 470,000   $ 1,030,000

ACN Southern        Oskaloosa,      ACN Partnership
Hills Partners      Iowa
II, L.P.                                                      1,284,000       1,284,000      30     90%     1,792,000       452,000

Hickory Lane        Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                        988,000         988,000      64     98%       845,000     3,196,000

(2) Lake Village    Kewanee,        Quad Cities
Apartments, L.P.    Illinois        Redevelopment
                                    Resources, Inc.           3,834,000       3,834,000      50     76%     3,972,000     2,015,000

Montrose County     Montrose,       Raymond T. Cato, Jr.,
Estates Limited     Michigan        Christopher R. Cato
Dividend Housing                    and Kenneth Bradner
Association, L.P.                                               487,000         487,000      32     81%       747,000       684,000

Ozark Properties    Ozark,          ERC Properties, Inc.
III                 Arkansas                                    300,000         300,000      24     96%       393,000       820,000

Pierce Street       Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                      2,389,000       2,389,000      86     95%     1,729,000     3,710,000

Red Oaks            Holly Springs,  Douglas B. Parker and
Estates, L.P.       Mississippi     Billy D. Cobb               242,000         242,000      24     96%       337,000       715,000

School Square,      Albany,         Bradley V. Larson
L.P.                Minnesota                                   286,000         286,000      17     94%       397,000       986,000

Stroud Housing      Stroud,         NHS/ERC Housing
Associates, L.P.    Oklahoma        Company, LLC                891,000         879,000      36     47%     1,519,000       547,000

Tahlequah           Tahlequah,      ERC Properties, Inc.
Properties IV       Oklahoma                                    375,000         375,000      24     96%       491,000       830,000

Timberwolf          Deer River,     Curtis G. Carlson
Townhomes, L.P.     Minnesota       Co., Inc., M.F.
                                    Carlson Co., Inc.,
                                    and Robert Carlson          469,000         469,000      20     90%       685,000     1,352,000

United              West Memphis,   Harold E. Buehler,
Development         Arkansas        Sr. and Jo Ellen
L.P., 2000                          Buehler                   2,249,000       2,199,000      51     88%     3,000,000     1,060,000
                                                            -----------     -----------     ---    ----   -----------   -----------

                                                            $14,154,000     $14,092,000     476     88%   $16,377,000   $17,397,000
                                                            ===========     ===========     ===     ===   ===========   ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year
         Compliance Period. Approximately 23% of the anticipated Low Income
         Housing Tax Credits have been received from the Local Limited
         Partnerships and are no longer available to the Limited Partners.

(2)      Subsequent to March 31, 2007, this property was identified for sale.
         See Note 7 to audited financial statements.


                                                -----------------------------------------------------------
                                                           FOR THE YEAR ENDED DECEMBER 31, 2004
                                                -----------------------------------------------------------
                                                                                       LOW INCOME HOUSING
                                                                                      TAX CREDITS ALLOCATED
        LOCAL LIMITED PARTNERSHIP NAME          RENTAL INCOME        NET LOSS            TO PARTNERSHIP
-----------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                                   $ 114,000      $ (33,000)                    99.98%

ACN Southern Hills
Partners II, L.P.                                      145,000        (74,000)                    99.98%

Hickory Lane
Partners, L.P.                                         389,000        (88,000)                    99.98%

Lake Village
Apartments, L.P.                                       200,000       (383,000)                    99.98%

Montrose County Estates Limited Dividend
Housing Association, L.P.                              129,000        (19,000)                    99.98%

Ozark Properties III                                    95,000        (25,000)                    99.98%

Pierce Street
Partners, L.P.                                         650,000       (146,000)                    99.98%

Red Oaks
Estates, L.P.                                          128,000        (16,000)                    99.98%

School Square, L.P.                                    171,000        (26,000)                    99.98%

Stroud Housing Associates, L.P.                         79,000       (139,000)                    99.98%

Tahlequah Properties IV                                100,000        (27,000)                    99.98%

Timberwolf Townhomes, L.P.                              99,000        (51,000)                    99.98%

United Development L.P., 2000                          287,000       (100,000)                    99.98%
                                                   -----------   ------------

                                                   $ 2,586,000   $ (1,127,000)
                                                   ===========   ============



                                                         -----------------------------  --------------------------------------------
                                                             AS OF MARCH 31, 2004                  AS OF DECEMBER 31, 2003
                                                         -----------------------------  --------------------------------------------
                                                            PARTNERSHIP'S                                 ESTIMATED      MORTGAGE
                                                                TOTAL          AMOUNT OF                  AGGREGATE      BALANCES
                                                            INVESTMENT IN     INVESTMENT  NUMBER          LOW INCOME     OF LOCAL
 LOCAL LIMITED                                              LOCAL LIMITED        PAID       OF     OCCU-  HOUSING TAX     LIMITED
PARTNERSHIP NAME       LOCATION      GENERAL PARTNER NAME    PARTNERSHIPS       TO DATE    UNITS   PANCY  CREDITS (1)   PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven,      Federalsburg,   Larry C. Porter and
LLC                 Maryland        Carter Chinniss           $ 360,000       $ 360,000      18    100%     $ 470,000      $ 992,000

ACN Southern        Oskaloosa,      ACN Partnership
Hills Partners      Iowa
II, L.P.                                                      1,284,000       1,284,000      30     90%     1,792,000        458,000

Hickory Lane        Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                        994,000         772,000      64     61%       845,000      3,223,000

(2) Lake Village    Kewanee,        Quad Cities
Apartments, L.P.    Illinois        Redevelopment
                                    Resources, Inc.           3,834,000       3,834,000      50     50%     3,972,000      2,665,000

Montrose County     Montrose,       Raymond T. Cato, Jr.,
Estates Limited     Michigan        Christopher R. Cato
Dividend Housing                    and Kenneth Bradner
Association, L.P.                                               487,000         487,000      32     91%       747,000        686,000

Ozark Properties    Ozark,
III                 Arkansas        ERC Properties, Inc.        300,000         300,000      24     96%       393,000        828,000

Pierce Street       Sioux City,     Lewis F. Weinberg,
Partners, L.P.      Iowa            Weinberg Investments,
                                    Inc. and Sioux Falls
                                    Environmental Access,
                                    Inc.                      2,389,000       2,359,000      86     97%     1,729,000      3,756,000

Red Oaks            Holly Springs,  Douglas B. Parker and
Estates, L.P.       Mississippi     Billy D. Cobb               242,000         242,000      24    100%       337,000        720,000

School Square,      Albany,         Bradley V. Larson
L.P.                Minnesota                                   286,000         286,000      17    100%       397,000        990,000


Stroud Housing      Stroud,         NHS/ERC Housing
Associates, L.P.    Oklahoma        Company, LLC                891,000         847,000      36     67%     1,519,000        582,000

Tahlequah           Tahlequah,
Properties IV       Oklahoma        ERC Properties, Inc.        375,000         375,000      24    100%       491,000        837,000

Timberwolf          Deer River,     Curtis G. Carlson
Townhomes, L.P.     Minnesota       Co., Inc., M.F.
                                    Carlson Co., Inc.,
                                    and Robert Carlson          469,000         469,000      20     95%       685,000      1,351,000

United              West Memphis,   Harold E. Buehler,
Development, L.P.   Arkansas        Sr. and Jo Ellen
                                    Buehler                   2,249,000       2,199,000      51     98%    3,000,0000      1,077,000
                                                            -----------     -----------     ---    ----   -----------    -----------


                                                            $14,160,000    $ 13,814,000     476     84%   $16,377,000    $18,165,000
                                                            ===========     ===========     ===     ===   ===========    ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period.
Approximately 12 % of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnerships Limited Partners.


(2) Subsequent to March 31, 2007, this property was identified for sale. See
Note 7 to audited financial statements.



                                                -----------------------------------------------------------
                                                           FOR THE YEAR ENDED DECEMBER 31, 2003
                                                -----------------------------------------------------------
                                                                                       LOW INCOME HOUSING
                                                                                      TAX CREDITS ALLOCATED
        LOCAL LIMITED PARTNERSHIP NAME          RENTAL INCOME        NET LOSS            TO PARTNERSHIP
-----------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                                    $109,000       $(32,000)                    99.98%

ACN Southern Hills
Partners II, L.P.                                      141,000        (85,000)                    99.98%

Hickory Lane
Partners, L.P.                                         380,000       (107,000)                    99.98%

Lake Village
Apartments, L.P.                                       230,000       (269,000)                    99.98%

Montrose County Estates Limited
Dividend Housing Association, L.P.                     132,000        (19,000)                    99.98%

Ozark Properties III                                    92,000        (20,000)                    99.98%

Pierce Street
Partners, L.P.                                         651,000       (166,000)                    99.98%

Red Oaks
Estates, L.P.                                          121,000        (39,000)                    99.98%

School Square, L.P.                                    163,000        (32,000)                    99.98%

Stroud Housing Associates, L.P.                        122,000        (87,000)                    99.98%

Tahlequah Properties IV                                 98,000        (28,000)                    99.98%

Timberwolf Townhomes, L.P.                              87,000        (66,000)                    99.98%

United Development, L.P.                               274,000        (58,000)                    99.98%
                                                   -----------   ------------

                                                   $ 2,600,000   $ (1,008,000)
                                                   ===========   ============


                                       20

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF OF EQUITY SECURITIES

ITEM 5a.

a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)   At March 31, 2007, 2006, 2005 and 2004, there were 947, 944, 943 and 939
     Limited Partners, respectively, and 25, 23, 21 and 19, assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

d) No securities are authorized for issuance by the Partnership under equity compensation plans.

e)   The Partnership does not issue common stock

f) No unregistered securities were sold by the Partnership during the years ended March 31, 2007, 2006, 2005 and 2004.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5c. PURCHASES OF EQUITY SECURITIES BY THE ISSUERS AND AFFILIATED PURCHASERS

NONE

7
ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                                 FOR THE YEARS ENDING MARCH 31,
                            --------------------------------------------------------------------------------------------------------
                                2007           2006           2005           2004           2003           2002            2001
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

ASSETS
Cash                        $    480,463   $    530,499   $    774,720   $  1,133,246   $  2,246,731   $  2,886,305    $  5,103,916
Funds held in escrow
   disbursement account               --             --             --             --             --        591,512       5,664,138
Subscriptions and notes
   receivables                        --             --             --             --             --             --         398,750
Investments in Local
   Limited Partnerships,
   net                         6,432,606      9,403,686     11,122,724     12,291,007     13,010,788     13,125,199       9,482,570
Due from affiliates, net          78,807         78,807         78,807         84,430        212,019        953,241       1,080,974
Accrued interest
   receivable                         --             --             --             --             --             --          65,377
Other assets                          --             --             --             --             --             --             188
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

    TOTAL ASSETS            $  6,991,876   $ 10,012,992   $ 11,976,251   $ 13,508,683   $ 15,469,538   $ 17,556,257    $ 21,795,913
                            ============   ============   ============   ============   ============   ============    ============


LIABILITIES
Payables to Local Limited
   Partnerships             $     12,081   $     12,081   $     61,631   $    345,823   $    336,428   $  1,552,985    $  5,142,481
Accrued expenses                   5,500          5,500          5,500             --             --             --              --
Accrued fees and expenses
   due to General Partner
   and affiliates                118,179         94,161        114,615         86,613        277,080        132,577         112,886
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

    TOTAL LIABILITIES            135,760        111,742        181,746        432,436        613,508      1,685,562       5,255,367

PARTNERS' EQUITY               6,856,116      9,901,250     11,794,505     13,076,247     14,856,030     15,870,695      16,540,546
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

   TOTAL LIABILITIES
     AND PARTNERS' EQUITY   $  6,991,876   $ 10,012,992   $ 11,976,251   $ 13,508,683   $ 15,469,538   $ 17,556,257    $ 21,795,913
                            ============   ============   ============   ============   ============   ============    ============


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                 FOR THE YEARS ENDING MARCH 31,
                            --------------------------------------------------------------------------------------------------------
                                2007           2006           2005           2004           2003           2002            2001
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Loss from operations
   (Note 1)                 $   (754,482)  $   (327,951)  $   (191,292)  $   (701,729)  $   (145,746)  $   (144,269)   $   (109,644)
Equity in losses
   from Local
   Limited
   Partnerships               (2,304,678)    (1,577,954)    (1,101,772)    (1,097,303)      (962,573)      (622,249)        (90,404)
Interest income                   14,026         12,650         11,322         19,249         93,654         66,807         343,152
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
NET INCOME (LOSS)           $ (3,045,134)  $ (1,893,255)  $ (1,281,742)  $ (1,779,783)  $ (1,014,665)  $   (699,711)   $    143,104
                            ============   ============   ============   ============   ============   ============    ============

NET INCOME (LOSS)
   ALLOCATED TO:

   General Partner          $     (3,045)  $     (1,893)  $     (1,282)  $     (1,780)  $     (1,015)  $       (700)   $        143
                            ============   ============   ============   ============   ============   ============    ============

   Limited Partners         $ (3,042,089)  $ (1,891,362)  $ (1,280,460)  $ (1,778,003)  $ (1,013,650)  $   (699,011)   $    142,961
                            ============   ============   ============   ============   ============   ============    ============

NET INCOME (LOSS)
   PER PARTNERSHIP
   UNIT                     $    (161.38)  $    (100.34)  $     (67.93)  $     (94.32)  $     (53.77)  $     (37.08)   $      10.13
                            ============   ============   ============   ============   ============   ============    ============

OUTSTANDING WEIGHTED
   PARTNERSHIP UNITS        $     18,850   $     18,850   $     18,850   $     18,850   $     18,850   $     18,850    $     14,110
                            ============   ============   ============   ============   ============   ============    ============

Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005,
2004, 2003, 2002 and 2001 include a charge for impairment losses on investments in Local Limited Partnerships of $623,012, $89,669, $0, $571,730, $0, $0 and $0
respectively. (See Note 2 to the financial statements.)



                                                                   FOR THE YEARS ENDED
                                                                        MARCH 31,
                          ---------------------------------------------------------------------------------------------------------
                              2007           2006           2005           2004            2003            2002            2001
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

NET CASH PROVIDED BY
   (USED IN):

   Operating activities   $    (50,123)  $   (192,066)  $    (86,825)  $   (243,284)   $    322,798    $     83,855    $    304,387
   Investing activities             87        (52,155)      (271,701)      (870,201)       (962,372)     (2,710,931)    (10,183,597)
   Financing activities             --             --             --             --              --         409,465      10,687,655
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

NET CHANGE IN CASH             (50,036)      (244,221)      (358,526)    (1,113,485)       (639,574)     (2,217,611)       (808,445)

CASH, BEGINNING
   OF PERIOD                   530,499        774,720      1,133,246      2,246,731       2,886,305       5,103,916       4,295,471
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

CASH, END OF PERIOD       $    480,463   $    530,499   $    774,720   $  1,133,246    $  2,246,731    $  2,886,305    $  5,103,916
                          ============   ============   ============   ============    ============    ============    ============



Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                              2006           2005           2004           2003            2002            2001            2000
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

Federal                   $         96   $         96   $         96   $         90    $         64    $         35    $          5
State                               --             --             --             --              --              --              --
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

Total                     $         96   $         96   $         96   $         90    $         64    $         35    $          5
                          ============   ============   ============   ============    ============    ============    ============


                                       24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS 157, "FAIR VALUE MEASUREMENTS" and in February 2007, the FASB issued SFAS 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data. SAFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 157 to have a material impact on the Partnership's results of operations or financial condition.

SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 159 to have a material impact on the Partnership's results of operations or financial condition.

On December 4, 2007, The FASB issued Statement No 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 141R to have a material impact on the Partnership's results of operations or financial condition.

On December 4, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's statement of operations or financial position.

CERTAIN RISKS AND UNCERTAINTIES

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

FINANCIAL CONDITION

FOR THE YEAR ENDED MARCH 31, 2007

The Partnership's assets at March 31, 2007 consisted primarily of $480,000 in cash, aggregate investments in 13 Local Limited Partnerships of $6,433,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and $79,000 in loans receivable, net - due from affiliates. Liabilities at March 31, 2007 consisted of $12,000 of capital contributions due to Local Limited Partnerships, $118,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligations" below) and accrued expenses of $5,500.

FOR THE YEAR ENDED MARCH 31, 2006

The Partnership's assets at March 31, 2006 consisted primarily of $530,000 in cash, aggregate investments in 13 Local Limited Partnerships of $9,404,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and $79,000 in due from affiliates. Liabilities at March 31, 2006 consisted of $12,000 of capital contributions due to Local Limited Partnerships $94,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligations" below) and accrued expenses of $5,500.

FOR THE YEAR ENDED MARCH 31, 2005

The Partnership's assets at March 31, 2005 consisted primarily of $775,000 in cash, aggregate investments in 13 Local Limited Partnerships of $11,123,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and $79,000 in due from affiliates. Liabilities at March 31, 2005 consisted of $62,000 of capital contributions due to Local Limited Partnerships, $115,000 of accrued fees and advances payable to the General Partner and/or its affiliates (See "Future Contractual Cash Obligations" below) and accrued expenses of $5,500.

FOR THE YEAR ENDED MARCH 31, 2004

The Partnership's assets at March 31, 2004 consisted primarily of $1,133,000 in cash, aggregate investments in the 13 Local Limited Partnerships of $12,291,000 and $84,000 in loans receivable, net - due from affiliates. Liabilities at March 31, 2004 primarily consisted of $346,000 of capital contributions due to Local Limited Partnerships, and $87,000 was accrued fees and advances payable to the General Partner and/or affiliates.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The Partnership's net loss for the year ended March 31, 2007 was $(3,045,000), reflecting an increase of $(1,152,000) from the net loss experienced for the year ended March 31, 2006 of $(1,893,000). That increase in net loss was due in large part to the $(727,000) increase in equity in losses from Local Limited Partnerships. That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P. The FYE 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships. In addition to the large increase in equity in losses of Local Limited Partnerships there was also an increase in loss from operations of $(427,000). The change in loss from operations is due to a $(533,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. During the year ended March 31, 2007 there was an advance for $30,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2007 compared to an advance during the year ended March 31, 2006 for $114,000 and fully reserved for in that year. The net difference of the reserves was the reason that bad debt decreased by $84,000. The accounting and legal expense decreased by $1,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed. Additionally, the other operating expenses decreased by $2,000 during the year ended March 31, 2007. Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008. Reporting fees increased by $9,000 for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Amortization expense decreased by $11,000 as a result of one Local Limited Partnership that had a zero investment balance for which the acquisition costs and fees associated with that Local Limited Partnership had been written down to zero during the year ended March 31, 2007, therefore reducing the amortization expense.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005 The Partnership's net loss for the year ended March 31, 2006 was $(1,893,000), reflecting an increase of $(611,000) from the net loss experienced for the year ended March 31, 2005 of $(1,282,000). This was primarily due to an increase in the equity in losses of Local Limited Partnerships of $(476,000). That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P. The FYE 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses of Local Limited Partnerships in the year ended March 31, 2006. Additionally, there was an increase in loss from operations of $(137,000) which is largely due to a $(90,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. During the year ended March 31, 2006, there were advances of $114,000 made to Local Limited Partnerships which was also reserved in full as of March 31, 2006 compared to advances during the year ended March 31, 2005 for $27,000 and advances of $5,000 made in the prior year that were both fully reserved for during the year ended March 31, 2005. The difference between the amount reserved was the reason that bad debt increased by $(82,000). The accounting and legal expense decreased by $28,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005, due to the timing of when the accounting work is actually being performed. Additionally, other operating expenses decreased by $2,000. Reporting fees increased by $4,000 for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,282,000), reflecting a decrease of $498,000 from the net loss experienced for the year ended March 31, 2004 of $(1,780,000). That decrease was primarily due to a decrease in loss from operations of $510,000. The change in loss from operations is due to a $572,000 decrease in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. During the year ended March 31, 2005 there were advances of $27,000 and advances of $5,000 during the year ended March 31, 2004 that were both fully reserved for during the year ended March 31, 2005 compared to no advances being reserved for during the year ended March 31, 2004. The difference between the amounts reserved was the reason that bad debt increased by $(32,000). The accounting and legal expense increased by $(12,000) for the year ended March 31, 2005 compared to the year ended March 31, 2004, due to the timing of when the accounting work is actually being performed. Reporting fees decreased by $(15,000) for the year ended March 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally, other operating expenses increased by $(3,000). The decrease in loss from operations was offset by a $(4,000) increase in the equity in losses of Local Limited Partnerships. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Finally, interest income decreased by $(8,000) due to the Partnerships cash balances decreasing.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003. The Partnership's net loss for the year ended March 31, 2004 was $(1,780,000), reflecting an increase of $(765,000) from the net loss of $(1,015,000) experienced for the year ended March 31, 2003. The change in net loss is due to equity in losses of Local Limited Partnerships which increased by $(135,000) to $(1,097,000) for the year ended March 31, 2004 from $(963,000) for the year ended March 31, 2003. The increase in equity in losses of Local Limited Partnerships was mainly due to the completion of construction and rent up of certain Local Limited Partnerships. Additionally, there was an increase in the loss from operations of approximately $ (556,000) largely due to an impairment loss of $ (572,000) for the year ended March 31, 2004. Starting in the year ended March 31, 2004, the Partnership changed its method of calculating impairment. The $(572,000) impairment loss was due to Local Limited Partnerships net investment balances exceeded the remaining Low Income Housing Tax Credits and residual value. In addition to the impairment loss, there was an $(11,000) increase in asset management fees which was offset by a $9,000 decrease in other operating expenses and a $8,000 decrease in accounting and legal fees. There was also a $10,000 increase in reporting fees offset by a $(74,000) decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The net decrease in cash during the year ended March 31, 2007 was $(50,000) compared to a net decrease in cash for the year ended March 31, 2006 of $(244,000). This decrease of $194,000 in cash used was due in part to the Partnership advancing a Local Limited Partnership $(30,000) for the year ended March 31, 2007 compared to $(135,000) that was advanced for the year ended March 31, 2006. During the year ended March 31, 2006 the $135,000 in cash that was advanced to the Local Limited Partnership was offset by $21,000 in insurance proceeds that the Partnership had previously received on behalf of the Local Limited Partnership and was showing as a due to an affiliate in prior years. Therefore the Partnership offset the advances to the Local Limited Partnerships by the $21,000 of insurance proceeds owed to the Local Limited Partnership. The net difference of $114,000 was a decrease in cash used for the year ended March 31, 2007 compared to the year ended March 31, 2006. The advances that were made were due to a Local Limited Partnership that had been experiencing cash flow issues. For the year ended March 31, 2007 the Partnership paid the General Partner or an affiliate approximately $(45,000) for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $(73,000) paid for the year ended March 31, 2006, which is a $28,000 decrease in cash used. Additionally, during the year ended March 31, 2007 no capital contributions to Local Limited Partnerships were paid compared to $(50,000) in capital contributions being paid during the year ended March 31, 2006. During the year ended March 31, 2007 the Partnership had an increase of $9,000 in reporting fees that were collected from Local Limited Partnerships which contributed to the decrease in cash used in operating activities. Additionally, during the year ended March 31, 2005 one Local Limited Partnership had paid the incorrect amount of distributions to the Partnership therefore the Partnership reimbursed the funds during the year ended March 31, 2006. No distributions had to be reimbursed during the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005 The net decrease in cash during the year ended March 31, 2006 was $(244,000) compared to a net decrease in cash used for the year ended March 31, 2005 of $(359,000). The net change of $115,000 was due partially to the Partnership making capital contributions to Local Limited Partnerships in the amount of $(50,000) for the year ended March 31, 2006 compared to $(279,000) for the year ended March 31, 2005. For the year ended March 31, 2006 the Partnership made $(135,000) of advances to a Local Limited Partnership compared to $(27,000) of advances to a Local Limited Partnership during the year ended March 31, 2005, which resulted in a $(108,000) increase in cash used for the year ended March 31, 2006. During the year ended March 31, 2006 the $135,000 in cash that was advanced to the Local Limited Partnership was offset by $21,000 in insurance proceeds that the Partnership had previously received on behalf of the Local Limited Partnership and was showing as a due to an affiliate in prior years. Therefore the Partnership offset the advances to the Local Limited Partnerships by the $21,000 of insurance proceeds owed to the Local Limited Partnership. For the year ended March 31, 2006 the Partnership paid the General Partner and affiliates approximately $(73,000) for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $(80,000) paid for the year ended March 31, 2005, which is a $7,000 decrease in cash used for the year ended March 31, 2006. During the year ended March 31, 2005 the Partnership received $7,000 in distributions from Local Limited Partnerships compared to the $(3,000) that the Partnership had to reimburse to a Local Limited Partnership due to overpayment in the year ended March 31, 2006.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 The net decrease in cash during the year ended March 31, 2005 was $(359,000) compared to a net decrease in cash for the year ended March 31, 2004 of $(1,114,000). This decrease of cash used of $755,000 was due to the net change in cash used in investing activities of $599,000, in addition to the $156,000 decrease in cash used in operating activities. For the year ended March 31, 2005 the Partnership made capital contribution payments to Local Limited Partnerships of $(279,000) compared to $(873,000) in capital contributions for the year ended March 31, 2004. Additionally, during the year ended March 31, 2004 the Partnership reimbursed one Local Limited Partnership $(200,000) in insurance proceeds that the Partnership originally received on behalf of the Local Limited Partnership. For the year ended March 31, 2005 the Partnership paid the General Partner and affiliates approximately $(80,000) for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $(81,000) paid for the year ended March 31, 2004 for a net difference of $1,000 less cash used during March 31, 2005. For the year ended March 31, 2005, the Partnership made $(27,000) of advances to Local Limited Partnerships compared to no advances to Local Limited Partnerships during the year ended March 31, 2004, which resulted in a $(27,000) increase in cash used for the year ended March 31, 2005. Additionally, during the year ended March 31, 2005 the Partnership collected $2,000 in reporting fees compared to $17,000 collected during the year ended March 31, 2004 along with $7,000 in distributions from Local Limited Partnerships collected for the year ended March 31, 2005 compared to $3,000 collected during the year ended March 31, 2004.

OTHER MATTERS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

During the year ended March 31, 2002, WNC, the General Partner of the Partnership was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment's loans. As a result of the foregoing, on June 30, 2002, the General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new general partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits. Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

Beginning in November 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village. As of June 2008, the Partnership has advanced Lake Village approximately $184,504 all of which have been fully reserved and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt. These negotiations have continued through April 2008 and during that period, no principal and interest payments have been made. IHDA has expressed that they have no interest in restructuring the mortgage and have proposed that Lake Village Apartments pay $1,250,000 to IHDA in full and final satisfaction of their existing first and second mortgages. The General Partner is pursuing a sale of the Lake Village Apartments to meet IHDA's request in order to avoid a foreclosure and recapture event to the investors. An appraisal received in April 2008 indicates current market value of $480,000. If the General Partner is unable to consummate a sale of this asset, IHDA could institute a foreclosure procedure and the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. Although the possibility exists of tax credit recapture, management feels the possibility is remote and is still determining the possible dollar amount, if any. Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

One Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. That note is due from one Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20. The original first mortgage note has since been refinanced and the management company was changed. With these two factors in consideration the Local Limited Partnership is cash flowing and is expected to make a payment on the promissory note during the Partnership's third quarter.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2007:

                                 2008         2009         2010         2011         2012      THEREAFTER     TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------

Asset management fees(1)      $  174,120   $   58,456   $   58,456   $   58,456   $   58,456   $2,805,888   $3,213,832
Capital Contributions
   payable to Local Limited
   Partnerships                   12,081           --           --           --           --           --       12,081
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total contractual cash
   obligations                $  186,201   $   58,456   $   58,456   $   58,456   $   58,456   $2,805,888   $3,225,913
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and capital contributions payable to Local Limited Partnerships, see Notes 2, 3 and 5 to the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership has no off-balance sheet arrangements.

EXIT STRATEGY

See Item 1 for information in this regard.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

See footnote 1 to the audited financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the Partnership) as of March 31, 2007, 2006, 2005, and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for the five years ended March 31, 2007, 2006, 2005, 2004, and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $1,931,406 and $2,010,084 of the total Partnership assets as of March 31, 2007 and 2006, respectively, and $(78,678) and $(121,012) of the total
Partnership loss for the years ended March 31, 2007 and 2006, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2007, 2006, 2005, and 2004, and the results of its operations and its cash flows for the five years ended March 31, 2007, 2006, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
July 23, 2008

                         REPORT OF INDEPENDENT AUDITORS




To the Partners of
   United Development Co., L.P.-2000:


We have audited the accompanying balance sheet of United Development Co., L.P.-2000 as of December 31, 2006, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-2000 at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac & Company LLP

Alpharetta, Georgia
June 20, 2007

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Lake Village Apartments, L.P.
(An Illinois Limited Partnership)

         We have audited the accompanying balance sheets of Lake Village Apartments, L.P. (An Illinois Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Village Apartments, L.P. (An Illinois Limited Partnership) as of December 31, 2006 and 2005, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in note 8 to the financial statements, the partnership has sustained substantial operating losses in recent years, has incurred significant negative cash flows from operations and has received operating deficit advances from an affiliate of its general partner. These factors, along with other matters as set forth in note 8, raise substantial doubt that the partnership will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /s/ Reznick Group,P.C.
                                                          ----------------------

Skokie, Illinois
August 31, 2007

                       PAILET, MEUNIER and LeBLANC, L.L.P.
                          Certified Public Accountants
                             Management Consultants

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Red Oaks Estates, L.P.

     We have audited the accompanying balance sheets of RED OAKS ESTATES, L.P., RHS PROJEXT NO. 28-047-7211372265, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that It is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal contral over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's Internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RED OAKS ESTATES, L.P., as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2007 on our consideration of RED OAKS ESTATES, L.P.'s interenal control over financial reporting and on its compliance with laws and regulations applicable to the financial statements.



/s/ Pailet, Meunier and LeBlanc, L.L.P.
---------------------------------------


Metarie, Louisiana
January 28, 2007

  REPORT OF INDEPENDENT AUDITORS




To the Partners of
   United Development Co., L.P.-2000:


We have audited the accompanying balance sheet of United Development Co., L.P.-2000 as of December 31, 2005, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-2000 at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Novogradac & Company LLP
----------------------------

Alpharetta, Georgia
February 21, 2006

                                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                                 BALANCE SHEETS


                                                                                          MARCH 31,
                                                                 ------------------------------------------------------------
                                                                     2007            2006            2005            2004
                                                                 ------------    ------------    ------------    ------------
ASSETS
Cash                                                             $    480,463    $    530,499    $    774,720    $  1,133,246
Investments in Local Limited Partnerships, net (Notes 2 and 3)      6,432,606       9,403,686      11,122,724      12,291,007
Due from affiliates, net                                               78,807          78,807          78,807          84,430
                                                                 ------------    ------------    ------------    ------------

    Total Assets                                                 $  6,991,876    $ 10,012,992    $ 11,976,251    $ 13,508,683
                                                                 ============    ============    ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to Local Limited Partnerships (Note 5)               $     12,081    $     12,081    $     61,631    $    345,823
     Accrued expenses                                                   5,500           5,500           5,500              --
   Accrued fees and advances due to General Partner and
     affiliate (Note 3)                                               118,179          94,161         114,615          86,613
                                                                 ------------    ------------    ------------    ------------

     Total Liabilities                                                135,760         111,742         181,746         432,436
                                                                 ------------    ------------    ------------    ------------

Partners' equity (deficit)
   General Partner                                                    (11,146)         (8,101)         (6,208)         (4,926)
   Limited Partners (25,000 Partnership Units authorized;
     18,850 Partnership Units issued and outstanding)               6,867,262       9,909,351      11,800,713      13,081,173
                                                                 ------------    ------------    ------------    ------------

     Total Partners' Equity                                         6,856,116       9,901,250      11,794,505      13,076,247
                                                                 ------------    ------------    ------------    ------------


      Total Liabilities and Partners' Equity                     $  6,991,876    $ 10,012,992    $ 11,976,251    $ 13,508,683
                                                                 ============    ============    ============    ============


                                 See accompanying notes to financial statements


                                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS



                                                              FOR THE YEARS ENDED MARCH 31,
                                         -----------------------------------------------------------------------
                                            2007           2006           2005           2004            2003
                                         -----------    -----------    -----------    -----------    -----------

Reporting fees                           $    15,000    $     6,351    $     2,000    $    17,072    $     7,000
                                         -----------    -----------    -----------    -----------    -----------

Operating expenses:
   Amortization (Notes 2 and 3)               43,303         54,020         54,020         56,916         56,916
   Asset management fees (Note 3)             58,456         58,456         58,981         58,132         47,255
    Impairment loss (Note 2)                 623,012         89,669             --        571,730             --
    Accounting and legal fees                  4,147          5,448         33,931         21,514         29,371
   Write off of advances to Local
   Limited Partnerships (Note 6)              30,272        114,412         32,488             --             --
   Other                                      10,292         12,297         13,872         10,509         19,204
                                         -----------    -----------    -----------    -----------    -----------
     Total operating expenses                769,482        334,302        193,292        718,801        152,746
                                         -----------    -----------    -----------    -----------    -----------

Loss  from operations                       (754,482)      (327,951)      (191,292)      (701,729)      (145,746)

Equity in losses of Local Limited
   Partnerships (Note 2)                  (2,304,678)    (1,577,954)    (1,101,772)    (1,097,303)      (962,573)

Interest income                               14,026         12,650         11,322         19,249         93,654
                                         -----------    -----------    -----------    -----------    -----------

Net loss                                 $(3,045,134)   $(1,893,255)   $(1,281,742)   $(1,779,783)   $(1,014,665)
                                         ===========    ===========    ===========    ===========    ===========

Net loss allocated to:

   General Partner                       $    (3,045)   $    (1,893)   $    (1,282)   $    (1,780)   $    (1,015)
                                         ===========    ===========    ===========    ===========    ===========
   Limited Partners                      $(3,042,089)   $(1,891,362)   $(1,280,460)   $(1,778,003)   $(1,013,650)
                                         ===========    ===========    ===========    ===========    ===========

Net loss per Partnership Unit            $   (161.38)   $   (100.34)   $    (67.93)   $    (94.32)     $  (53.77)
                                         ===========    ===========    ===========    ===========    ===========

Outstanding weighted Partnership Units        18,850         18,850         18,850         18,850         18,850
                                         ===========    ===========    ===========    ===========    ===========


                                 See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


                                                 GENERAL        LIMITED
                                                 PARTNER        PARTNERS           TOTAL
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2002   $     (2,131)   $ 15,872,826    $ 15,870,695

Net loss                                             (1,015)     (1,013,650)     (1,014,665)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2003         (3,146)     14,859,176      14,856,030

Net loss                                             (1,780)     (1,778,003)     (1,779,783)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2004         (4,926)     13,081,173      13,076,247

Net loss                                             (1,282)     (1,280,460)     (1,281,742)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2005         (6,208)     11,800,713      11,794,505

Net loss                                             (1,893)     (1,891,362)     (1,893,255)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2006         (8,101)      9,909,351       9,901,250

Net loss                                             (3,045)     (3,042,089)     (3,045,134)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2007   $    (11,146)      6,867,262       6,856,116
                                               ============    ============    ============


                 See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                              FOR THE YEARS ENDED
                                                                   MARCH 31,
                                                   -----------------------------------------

                                                      2007           2006            2005
                                                   -----------    -----------    -----------

Cash flows from operating activities:
   Net loss                                        $(3,045,134)   $(1,893,255)   $(1,281,742)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization                                       43,303         54,020         54,020
     Impairment loss                                   623,012         89,669             --
     Equity in losses of
         Local Limited Partnerships                  2,304,678      1,577,954      1,101,772
     Change in due from affiliates                          --             --            (36)
     Advances made to a Local Limited
       Partnership                                     (30,272)      (114,412)       (26,829)
       Write off of advances made to Local
         Limited Partnerships and due from
         affiliates                                     30,272        114,412         32,488
      Change in accrued expenses                            --             --          5,500
     Change in accrued fees and expenses due to
       General Partner and affiliates                   24,018        (20,454)        28,002
                                                   -----------    -----------    -----------

Net cash used in operating activities                  (50,123)      (192,066)       (86,825)
                                                   -----------    -----------    -----------

Cash flows from investing activities:
Investments in Local Limited Partnerships, net              --        (49,550)      (278,487)
Distributions received from, net of
   reimbursements to Local Limited Partnerships             87         (2,605)         6,786
                                                   -----------    -----------    -----------

Net cash provided by (used in) investing
activities                                                  87        (52,155)      (271,701)
                                                   -----------    -----------    -----------

Net decrease in cash                                   (50,036)      (244,221)      (358,526)

Cash, beginning of year                                530,499        774,720      1,133,246
                                                   -----------    -----------    -----------

Cash, end of year                                  $   480,463    $   530,499    $   774,720
                                                   ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Taxes paid                                      $       800    $       800    $       800
                                                   ===========    ===========    ===========

                 See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED
                                                              MARCH 31,
                                                     --------------------------

                                                        2004            2003
                                                     -----------    -----------

Cash flows from operating activities:
   Net loss                                          $(1,779,783)   $(1,014,665)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization                                         56,916         56,916
     Impairment loss                                     571,730             --
     Equity in losses of
         Local Limited Partnerships                    1,097,303        962,573
     Change in due from affiliates                         1,661        123,884
     Change in interest receivable                          (645)            --
     Change in accrued fees and expenses due to
       General Partner and affiliates                   (190,466)       194,090
                                                     -----------    -----------

Net cash provided by (used in) operating
   activities                                           (243,284)       322,798
                                                     -----------    -----------

Cash flows from investing activities:
   Investments in Local Limited Partnerships, net       (873,128)    (1,556,106)
    Funds held in escrow disbursement amount                  --        591,512
   Distributions from Local Limited Partnerships           2,927          2,222
                                                     -----------    -----------

Net cash used in investing activities                   (870,201)      (962,372)
                                                     -----------    -----------

Net decrease in cash                                  (1,113,485)      (639,574)

Cash, beginning of year                                2,246,731      2,886,305
                                                     -----------    -----------

Cash, end of year                                    $ 1,133,246    $ 2,246,731
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Taxes paid                                        $       800    $       800
                                                     ===========    ===========

                 See accompanying notes to financial statements

                                       43

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the "Partnership") was formed on June 16, 1997 under the laws of the State of California, and commenced operations on September 3, 1999. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Exit Strategy
-------------

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been sold or selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period. Subsequent to March 31, 2007 the Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P. for disposition. See footnote 7 to the audited financial statements.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2007, the investment account in one Local Limited Partnership had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

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

Concentration of Credit Risk
----------------------------

At March 31, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS 157, "FAIR VALUE MEASUREMENTS" and in February 2007, the FASB issued SFAS 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES." SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data. SAFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 157 to have a material impact on the Partnership's results of operations or financial condition.

SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 159 to have a material impact on the Partnership's results of operations or financial condition.

On December 4, 2007, The FASB issued Statement No 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 141R to have a material impact on the Partnership's results of operations or financial condition.

On December 4, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's statement of operations or financial position.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 financial statements to be consistent with the 2007, 2006, 2005 and 2004 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006, 2005, 2004 and 2003 was $43,303, $54,020, $54,020, $56,916, and $56,916,
respectively. Estimated amortization for the ensuing years through March 31, 2012 is $39,236 annually.

Impairment
----------

Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. Effective from the year ended March 31, 2004, a loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. For the years ended March 31, 2007, 2006, 2005, 2004 and 2003 impairment expense related to investments in Local Limited Partnerships was $623,012, $89,699, $0, $571,730 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2007, 2006, 2005, 2004 and 2003 impairment expense related to acquisition fees and costs was $350,965, $0, $0, $65,609 and $0 respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired Limited Partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The Partnership's Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007, 2006, 2005, and 2004 are approximately $735,000, $(328,000), $778,000 and $996,000, respectively greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's equity in losses of Local Limited Partnerships is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. During the year ended March 31, 2004 management adopted a new method to evaluate impairment whereby they compare each investment carrying amount to the sum of the remaining Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value of the investment to the Partnership and record an impairment loss for any determined difference. Accordingly, the Partnership recorded impairment losses of $623,012, $89,699, $0, $571,730 and $0, during the years ended March 31,
2007, 2006, 2005, 2004, and 2003 respectively.

At March 31, 2007, the investment accounts in one Local Limited Partnership reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the year ended March 31, 2007 amounting to $1,117,416 has not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $1,117,416.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                             FOR THE YEARS ENDED
                                                                  MARCH 31,
                                                 --------------------------------------------

                                                     2007            2006             2005
                                                 ------------    ------------    ------------

Investments per balance sheet, beginning
   of period                                     $  9,403,686    $ 11,122,724    $ 12,291,007
Capital contributions paid, net                            --              --              --
Impairment loss                                      (623,012)        (89,669)             --
Tax credit adjustment                                      --              --          (5,705)
Distributions (received from) reimbursed to
   Local Limited Partnerships                             (87)          2,605          (6,786)
Equity in losses of Local Limited Partnerships     (2,304,678)     (1,577,954)     (1,101,772)
Amortization of paid acquisition fees and
   costs                                              (43,303)        (54,020)        (54,020)
                                                 ------------    ------------    ------------

Investment per balance sheet, end of period      $  6,432,606    $  9,403,686    $ 11,122,724
                                                 ============    ============    ============



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                       FOR THE YEARS ENDED
                                                             MARCH 31,
                                                   ----------------------------

                                                       2004            2003
                                                   ------------    ------------

Investments per balance sheet, beginning
   of period                                       $ 13,010,788    $ 13,125,199
Capital contributions paid, net                       1,009,095       1,105,258
Impairment loss                                        (571,730)             --
Tax credit adjustment                                        --        (197,958)
Distributions received from Local Limited
   Partnerships                                          (2,927)         (2,222)
Equity in losses of Local Limited Partnerships       (1,097,303)       (962,573)
Amortization of paid acquisition fees and
   costs                                                (56,916)        (56,916)
                                                   ------------    ------------

Investment per balance sheet, end of period        $ 12,291,007    $ 13,010,788
                                                   ============    ============

                                                                FOR THE YEARS
                                                               ENDED MARCH 31,
                                                   ---------------------------------------

                                                       2007         2006           2005
                                                   -----------   -----------   -----------

Investments in Local Limited Partnerships, net     $ 5,519,786   $ 8,096,598   $ 9,761,616
Acquisition fees and costs, net of accumulated
amortization of $783,680, $389,412 and $335,392.       912,820     1,307,088     1,361,108
                                                   -----------   -----------   -----------
Investments per balance sheet, end of period       $ 6,432,606   $ 9,403,686   $11,122,724
                                                   ===========   ===========   ===========

                                                            FOR THE YEARS
                                                           ENDED MARCH 31,
                                                      --------------------------

                                                         2004            2003
                                                      -----------    -----------

Investments in Local Limited Partnerships, net        $10,875,879    $11,473,135
Acquisition fees and costs, net of accumulated
amortization of $281,372 and $158,847                   1,415,128      1,537,653
                                                      -----------    -----------
Investments per balance sheet, end of period          $12,291,007    $13,010,788
                                                      ===========    ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The financial information from the individual financial statements of the Local
Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December
31 and for the years then ended is as follows:

                                        COMBINED CONDENSED BALANCE SHEETS
                                                     2006         2005          2004          2003
                                                 -----------   -----------   -----------   -----------
ASSETS
BUILDINGS AND IMPROVEMENT (NET OF ACCUMULATED
   DEPRECIATION FOR 2006, 2005, 2004 AND,
   2003 OF $5,909,000, $4,847,000,
   $3,767,000, AND $2,653,000, RESPECTIVELY)     $24,145,000   $28,540,000   $29,609,000   $30,716,000
LAND                                                 995,000       995,000       995,000       995,000
OTHER ASSETS                                       1,788,000     1,677,000     1,553,000     2,300,000
                                                 -----------   -----------   -----------   -----------
     TOTAL ASSETS                                $26,928,000   $31,212,000   $32,157,000   $34,011,000
                                                 ===========   ===========   ===========   ===========

LIABILITIES
MORTGAGE AND CONSTRUCTION LOANS PAYABLE          $17,203,000   $17,406,000   $17,397,000   $18,165,000
DUE TO AFFILIATES                                  1,565,000     1,688,000     2,066,000     2,265,000
OTHER LIABILITIES                                    724,000       639,000       614,000     1,450,000
                                                 -----------   -----------   -----------   -----------

     TOTAL LIABILITIES                            19,492,000    19,733,000    20,077,000    21,880,000
                                                 -----------   -----------   -----------   -----------

PARTNERS' CAPITAL
WNC HOUSING TAX CREDIT FUND VI, L.P.,
   SERIES 7                                        5,698,000     9,731,000    10,345,000    11,294,000
OTHER PARTNERS                                     1,738,000     1,748,000     1,735,000       837,000
                                                 -----------   -----------   -----------   -----------
     TOTAL PARTNERS' EQUITY                        7,436,000    11,479,000    12,080,000    12,131,000
                                                 -----------   -----------   -----------   -----------
        TOTAL LIABILITIES AND PARTNERS' EQUITY   $26,928,000   $31,212,000   $32,157,000   $34,011,000
                                                 ===========   ===========   ===========   ===========

                                      52

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                            2006         2005           2004
                                        -----------   -----------   -----------


REVENUES                                $ 3,281,000   $ 3,033,000   $ 2,687,000
                                        -----------   -----------   -----------

EXPENSES:
    OPERATING EXPENSES                    1,821,000     1,798,000     1,745,000
    INTEREST EXPENSE                        921,000       818,000       926,000
    DEPRECIATION AND AMORTIZATION         1,088,000     1,110,000     1,143,000
      IMPAIRMENT EXPENSE                  3,348,000            --            --
                                        -----------   -----------   -----------

      TOTAL EXPENSES                      7,178,000     3,726,000     3,814,000
                                        -----------   -----------   -----------

NET LOSS                                $(3,897,000)  $  (693,000)  $(1,127,000)
                                        ===========   ===========   ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP   $(3,896,000)  $  (693,000)  $(1,127,000)
                                        ===========   ===========   ===========

NET LOSS RECORDED BY THE PARTNERSHIP    $(2,305,000)  $(1,578,000)  $(1,102,000)
                                        ===========   ===========   ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                       2003             2002
                                                   -----------      -----------

REVENUES                                           $ 2,699,000      $ 2,243,000
                                                   -----------      -----------

EXPENSES:
    OPERATING EXPENSES                               1,782,000        1,460,000
    INTEREST EXPENSE                                   790,000          764,000
    DEPRECIATION AND AMORTIZATION                    1,135,000          889,000
                                                   -----------      -----------

      TOTAL EXPENSES                                 3,707,000        3,113,000
                                                   -----------      -----------

NET LOSS                                           $(1,008,000)     $  (870,000)
                                                   ===========      ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP              $(1,008,000)     $  (870,000)
                                                   ===========      ===========

NET LOSS RECORDED BY THE PARTNERSHIP               $(1,097,000)     $  (963,000)
                                                   ===========      ===========

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

         Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $406,680, $254,821, $210,833 and $166,845 as of March 31, 2007, 2006,
         2005 and 2004 respectively.

         Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. At the end of all periods presented, the Partnership had incurred acquisition costs of $377,000 which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $377,000, $134,591, $124,559 and $114,527 as of March 31, 2007, 2006,
         2005 and 2004 respectively.

         An annual asset management fee in an amount not to exceed 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $58,456, $58,456, $58,981, $58,132 and
         $47,255 were incurred during the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively, of which $31,334, $50,210, $40,133,
         $45,266 and $40,133, were paid for the years ended March 31, 2007, 2006, 2005, 2004, and 2003 respectively.

         The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $14,042, $23,007, $39,524, $35,422 and $39,485 during the years ended March 31, 2007, 2006, 2005,
         2004, and 2003 respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                        MARCH 31,
                                                       -----------------------------------------
                                                         2007       2006       2005       2004
                                                       --------   --------   --------   --------

Asset management fee payable                           $115,664   $ 88,542   $ 80,295   $ 61,972
Organizational, offering and Selling costs payable           --         --      2,590      2,590
Payable to Local Limited Partnerships                        64         64         64         64
Insurance proceeds due to a Local Limited
    Partnership                                              --         --     20,839     20,839
Expenses paid by the General Partner or an affiliate
   on behalf of the Partnership                           2,451      5,555     10,827      1,148
                                                       --------   --------   --------   --------

     Total                                             $118,179   $ 94,161   $114,615   $ 86,613
                                                       ========   ========   ========   ========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                      JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                    -----------    -----------    -----------    -----------
               2007
               ----

Income                              $     3,000    $    13,000    $        --    $        --

Operating expenses                     (671,000)       (29,000)       (43,000)       (27,000)

Income (loss) from operations          (669,000)       (16,000)       (43,000)       (27,000)

Equity in losses of Local Limited
     Partnerships                      (974,000)    (1,238,000)       (41,000)       (52,000)

Interest income                           3,000          3,000          4,000          4,000

Net loss                             (1,639,000)    (1,251,000)       (80,000)       (75,000)

Net loss available to Limited
     Partners                        (1,638,000)    (1,250,000)       (80,000)       (74,000)

Net loss per Partnership Unit               (87)           (66)            (4)            (4)


               2006                   JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
               ----                 -----------    -----------    -----------    -----------

Income                              $     2,000    $     4,000    $        --    $        --

Operating expenses                     (119,000)       (64,000)       (94,000)       (57,000)

Loss from operations                   (117,000)       (60,000)       (94,000)       (57,000)

Equity in losses of Local Limited
     Partnerships                      (208,000)      (208,000)      (208,000)      (954,000)

Interest income                           3,000          3,000          3,000          4,000

Net loss                               (322,000)      (265,000)      (299,000)    (1,007,000)

Net loss available to Limited
     Partners                          (322,000)      (265,000)      (298,000)    (1,006,000)

Net loss per Partnership Unit               (17)           (14)           (16)           (53)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

               2005                   JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
               ----                 -----------    -----------    -----------    -----------

Income                              $        --    $        --    $        --    $     2,000

Operating expenses                      (45,000)       (32,000)       (47,000)       (69,000)

Income (loss) from operations           (45,000)       (32,000)       (47,000)       (67,000)

Equity in losses of Local Limited
     Partnerships                      (252,000)      (252,000)      (252,000)      (346,000)

Interest income                           3,000          3,000          3,000          2,000

Net loss                               (294,000)      (281,000)      (296,000)      (410,000)

Net loss available to Limited
     Partners                          (293,000)      (281,000)      (296,000)      (410,000)

Net loss per Partnership Unit               (16)           (15)           (16)           (22)


               2004                   JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
               ----                 -----------    -----------    -----------    -----------

Income                              $     3,000    $    12,000    $     3,000    $        --

Operating expenses                      (34,000)       (45,000)       (35,000)      (605,000)

Income (loss) from operations           (31,000)       (33,000)       (32,000)      (605,000)

Equity in losses of Local Limited
     Partnerships                      (222,000)      (222,000)      (222,000)      (431,000)

Interest income                           7,000          4,000          5,000          3,000

Net loss                               (246,000)      (251,000)      (249,000)    (1,033,000)

Net loss available to Limited
     Partners                          (246,000)      (251,000)      (249,000)    (1,033,000)

Net loss per Partnership Unit               (13)           (13)           (13)           (55)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

               2003                   JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
               ----                 -----------    -----------    -----------    -----------
Income                              $    13,000    $    26,000    $     9,000    $    53,000

Operating expenses                      (38,000)       (37,000)       (42,000)       (36,000)

Equity in losses of Local Limited
     Partnerships                       (92,000)      (119,000)      (378,000)      (374,000)

Net loss                               (117,000)      (130,000)      (411,000)      (357,000)

Net loss available to Limited
     Partners                          (117,000)      (130,000)      (411,000)      (356,000)

Net loss per Partnership Unit                (6)            (7)           (22)           (19)


NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - DUE FROM AFFILIATES
----------------------------

At March 31, 2007, 2006, 2005 and 2004, loans receivable of $78,807, $78,807,
$78,807, and $84,430, respectively, were due from Local Limited Partnerships in which the Partnership owns a 99.98% interest. At March 31, 2007, 2006, 2005 and 2004, one of the loans in the amount of $78,807, $78,807, $78,807 and $76,435, respectively, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. That note is due from one Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20. The original first mortgage note has since been refinanced and the management company was changed. With these two factors in consideration the Local Limited Partnership is cash flowing and is expected to make a payment on the promissory note during the Partnership's third quarter.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
          FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004 AND 2003


NOTE 7 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
---------------------------------------------------------

During the year ended March 31, 2002, WNC, the General Partner of the Partnership was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment's loans. As a result of the foregoing, on June 30, 2002, the General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new general partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits. Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

Beginning in November 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village. As of June 2008, the Partnership has advanced Lake Village approximately $184,504 all of which have been fully reserved and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt. These negotiations have continued through April 2008 and during that period, no principal and interest payments have been made. IHDA has expressed that they have no interest in restructuring the mortgage and have proposed that Lake Village Apartments pay $1,250,000 to IHDA in full and final satisfaction of their existing first and second mortgages. The General Partner is pursuing a sale of the Lake Village Apartments to meet IHDA's request in order to avoid a foreclosure and recapture event to the investors. An appraisal received in April 2008 indicates current market value of $480,000. If the General Partner is unable to consummate a sale of this asset, IHDA could institute a foreclosure procedure and the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. Although the possibility exists of tax credit recapture, management feels the possibility is remote and is still determining the possible dollar amount, if any. Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of March 31 of each of the years 2007, 2006, 2005 and 2004, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005 or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

Neither the General Partner nor the Partnership has directors, executive officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.        Chairman
Wilfred N. Cooper, Jr.        President and Chief Executive Officer
David N. Shafer, Esq.         Executive Vice President
Michael J. Gaber              Executive Vice President
Sylvester P. Garban           Senior Vice President - Institutional Investments
Thomas J. Riha, CPA           Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth       Vice President - Asset Management
Gregory S. Hand               Vice President - Acquisitions
Melanie R. Wenk               Vice President - Portfolio Management & Accounting

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Board of Trustees of the National Housing Conference, and is a member of the Editorial Advisory Board of LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute, a member of the Orange County Advisory Board of US Bank, and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, a member of the Acquisition Committee of, and oversees the New Markets Tax Credit operations of, Associates, and is responsible for the business development activities of WNC Community Preservation Partners. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in domestic and multinational institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. He was previously involved in operations management with The Taubman Company, an international regional mall developer. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 56, is Vice President - Asset Management of Associates and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, age 40, is Vice President - Portfolio Management & Accounting of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

(f)     Involvement in Certain Legal Proceedings
        ----------------------------------------

        None

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

(j)     Changes to Nominating Procedures
        --------------------------------

        Inapplicable.

(k)     Compliance With Section 16(a) of the Exchange Act
        -------------------------------------------------

        None.

(l)     Code of Ethics
        --------------

        Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at
        (714)662-5565 extension 187.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

a. Annual Asset Management Fee. An annual asset management fee in an amount not to exceed 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's original Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $58,456, $58,456, $58,981, $58,132 and $47,255 were incurred during the years ended March 31, 2007, 2006, 2005, 2004 and 2003 respectively, of which $31,344, $50,210, $40,133, $45,201, and $40,133 were paid for the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively.

b. Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

c. Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $14,042, $23,007, $39,524, $35,422 and $39,485 during the years ended March 31, 2007, 2006, 2005,
         2004 and 2003, respectively.

d. Interest in Partnership. The General Partner receives .1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $1,810, $1,808, $1,808 and $1,692, for the General Partner for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. The General Partner is also entitled to receive .1% of cash distributions. There were no distributions of cash to the General Partner during the years March 31, 2007, 2006, 2005, 2004 and 2003.

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

(b)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)      Security Ownership of Management
         --------------------------------

         Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

   (a) The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.
   (b)   The Partnership has no directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                                    2007        2006         2005         2004
                                  -------      -------      -------      -------

Audit Fees                        $    --      $    --      $27,600      $    --
Audit-related Fees                     --           --           --           --
Tax Fees                            2,625        5,000           --           --
All Other Fees                         --           --           --           --
                                  -------      -------      -------      -------
TOTAL                             $ 2,625        5,000      $27,600           --
                                  =======      =======      =======      =======


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof
         -------------------------------------------------------

         Balance Sheets, March 31, 2007, 2006, 2005 and 2004
         Statements of Operations for the years ended March 31, 2007, 2006,
           2005, 2004 and 2003.
         Statements of Partners' Equity (Deficit) for the years ended
           March 31, 2007, 2006, 2005, 2004 and 2003
         Statements of Cash Flows for the years ended March 31, 2007, 2006,
           2005, 2004 and 2003
         Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Schedule III, Real Estate Owned by Local Limited Partnerships

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

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Second Amended and Restated Operating Agreement of 2nd Fairhaven, L.L.C. filed as Exhibit 10.2 to the current report on Form 8-K dated January 25, 2000, is herein incorporated by reference as Exhibit 99.1.

99.2 Amended and Restated agreement of Red Oaks, L.P. filed as exhibit 10.5 to Post Effective Amendment No 3 to Form S-11 dated September 20, 2000, is herein incorporated by reference as exhibit 99.2.

99.3 Third Amended and Restated Agreement of Limited Partnership of Hickory Lane Partners Li0mited Partnership filed as exhibit 10.6 to Post Effective Amendment No 3 to Form S-11 filed on September 20, 2000, is herein incorporated by reference as exhibit 99.3.

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

99.8.1 Amended and Restated Agreement of Limited Partnership of Montrose Country Estates Limited Dividend Housing Association, a Michigan limited partnership, filed as Exhibit 10.9 to Post Effective Amendment No 6 to Form S-11 filed on May 1, 2001, is herein incorporated by reference as exhibit 99.8.

99.9 Financial Statements of Lake Village Apartments, L.P., as of and for the years ended December 31, 2006, 2005, 2004 and 2003 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith).

99.10 Financial Statements of United Development 2000, L.P, as of and for the year ended December 31, 2006, together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                          ---------------------------------  -----------------------------
                                               AS OF MARCH 31, 2007           INITIAL COST TO PARTNERSHIP
                                          ---------------------------------  -----------------------------
                                               TOTAL                                                            COST
                                           INVESTMENT IN      AMOUNT OF                                      CAPITALIZED
LOCAL LIMITED                              LOCAL LIMITED      INVESTMENT                      BUILDING &     SUBSEQUENT TO
PARTNERSHIP NAME       LOCATION             PARTNERSHIP      PAID TO DATE       LAND         IMPROVEMENTS     ACQUISITION
---------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC     Federalsburg,
                       Maryland                $ 360,000       $ 360,000       $ 105,000     $   1,140,000     $   22,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                1,284,000       1,284,000         120,000         2,021,000              -

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                   988,000         988,000         129,000         3,875,000          4,000

Lake Village           Kewanee,                                                                                       (1)
Apartments, L.P.       Illinois                3,834,000       3,834,000         111,000         6,327,000    (3,348,000)

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                487,000         487,000          64,000         1,180,000          9,000

Ozark Properties III   Ozark, Arkansas
                                                 300,000         300,000          62,000         1,175,000              -

Pierce Street          Sioux City, Iowa
Partners, L.P.                                 2,389,000       2,389,000               -         7,086,000         16,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi               242,000         242,000          49,000           967,000              -

School Square, L.P.    Albany,
                       Minnesota                 286,000         286,000               -         1,290,000              -

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                 891,000         879,000          46,000         1,645,000              -

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                  375,000         375,000          42,000         1,396,000              -

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota                 469,000         469,000          72,000         1,707,000              -

United Development     West Memphis,
L.P., 2000             Arkansas                2,249,000       2,249,000         195,000         3,544,000         (1,000)
                                            ------------    ------------      ----------      ------------    ------------


                                            $ 14,154,000    $ 14,142,000      $  995,000       $ 33,353,000   $(3,298,000)
                                            ============    ============      ==========       ============   ===========

(1) Impairment charge recorded as a result of a permanent decline in value.


                                       67
continued on next page

continued from previous page

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007

                                              ------------------------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2006
                                              ------------------------------------------------------------------------------
                                                MORTGAGE
                                               BALANCES OF
LOCAL LIMITED                                 LOCAL LIMITED                    BUILDING &      ACCUMULATED       NET BOOK
PARTNERSHIP NAME       LOCATION                PARTNERSHIPS      LAND         IMPROVEMENTS     DEPRECIATION        VALUE
----------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC     Federalsburg,
                       Maryland                 $ 981,000      $ 105,000      $ 1,161,000        $ 228,000      $ 1,038,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                   440,000        120,000        2,021,000          521,000        1,620,000

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                  3,179,000        129,000        3,879,000          480,000        3,528,000

Lake Village           Kewanee,
Apartments, L.P.       Illinois                 2,010,000        111,000        2,979,000          997,000        2,093,000

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                 680,000         64,000        1,189,000          184,000        1,069,000

Ozark Properties III   Ozark, Arkansas
                                                  803,000         62,000        1,175,000          249,000          988,000

Pierce Street          Sioux City, Iowa
Partners, L.P.                                  3,609,000              -        7,102,000        1,015,000        6,087,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi                703,000         49,000          967,000          259,000          757,000

School Square, L.P.    Albany,
                       Minnesota                  957,000              -        1,290,000          380,000          910,000

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                  641,000         46,000        1,645,000          426,000        1,265,000

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                   815,000         42,000        1,396,000          260,000        1,178,000

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota                1,354,000         72,000        1,707,000          302,000        1,477,000

United Development     West Memphis,
L.P., 2000             Arkansas                 1,031,000        195,000        3,543,000          608,000        3,130,000
                                             ------------      ---------     ------------      -----------        ---------


                                             $ 17,203,000      $ 995,000     $ 30,054,000      $ 5,909,000     $ 25,140,000
                                             ============      =========     ============      ===========     ============




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007


                                ---------------------------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2006
                                ---------------------------------------------------------------------------------------
                                                                       YEAR                           ESTIMATED
LOCAL LIMITED                                         NET INCOME    INVESTMENT                       USEFUL LIFE
PARTNERSHIP NAME                   RENTAL INCOME        (LOSS)       ACQUIRED      STATUS              (YEARS)
-----------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                   $ 123,000        $ (28,000)       2000       Completed              40

ACN Southern Hills Partners
II, L.P.                               142,000           239,000       2000       Completed            27.5

Hickory Lane
Partners, L.P.                         423,000          (85,000)       2000       Completed              40

Lake Village
Apartments, L.P.                        94,000   (1) (3,734,000)       2000       Completed            27.5

Montrose County Estates
Limited Dividend Housing
Association, L.P.                      153,000          (13,000)       2001       Completed              40

Ozark Properties III                   110,000          (14,000)       2001       Completed              40

Pierce Street
Partners, L.P.                         678,000         (107,000)       2000       Completed              40

Red Oaks
Estates, L.P.                          141,000           (3,000)       2000       Completed            27.5

School Square, L.P.                    176,000          (17,000)       2000       Completed            27.5

Stroud Housing
Associates, L.P.                        56,000            1,000        2000       Completed              40

Tahlequah Properties IV                107,000          (21,000)       2001       Completed              40

Timberwolf Townhomes, L.P.             105,000          (45,000)       2001       Completed              40

United Development L.P., 2000          313,000          (70,000)       2000       Completed            27.5
                                 -------------    -------------

                                 $   2,621,000    $  (3,897,000)
                                 =============    =============


(1) Includes $3,348,000 of impairment loss expense due to permanent decline in value.




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                          ---------------------------------  -----------------------------
                                               AS OF MARCH 31, 2006           INITIAL COST TO PARTNERSHIP
                                          ---------------------------------  -----------------------------
                                               TOTAL                                                            COST
                                           INVESTMENT IN      AMOUNT OF                                      CAPITALIZED
LOCAL LIMITED                              LOCAL LIMITED      INVESTMENT                      BUILDING &     SUBSEQUENT TO
PARTNERSHIP NAME       LOCATION             PARTNERSHIP      PAID TO DATE       LAND         IMPROVEMENTS     ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC     Federalsburg,
                       Maryland               $  360,000       $ 360,000       $ 105,000     $   1,140,000       $ 15,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                1,284,000       1,284,000         120,000         2,021,000              -

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                   988,000         988,000         129,000         3,875,000          4,000

Lake Village           Kewanee,
Apartments, L.P.       Illinois                3,834,000       3,834,000         111,000         6,327,000              -

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                487,000         487,000          64,000         1,180,000          8,000

Ozark Properties III   Ozark, Arkansas
                                                 300,000         300,000          62,000         1,175,000              -

Pierce Street          Sioux City, Iowa
Partners, L.P.                                 2,389,000       2,389,000               -         7,086,000          8,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi               242,000         242,000          49,000           967,000              -

School Square, L.P.    Albany,
                       Minnesota                 286,000         286,000               -         1,290,000              -

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                 891,000         879,000          46,000         1,645,000              -

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                  375,000         375,000          42,000         1,396,000              -

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota                 469,000         469,000          72,000         1,707,000              -

United Development     West Memphis,
L.P., 2000             Arkansas                2,249,000       2,249,000         195,000         3,544,000          (1,000)
                                            ------------    ------------      ----------      ------------    ------------

                                            $ 14,154,000    $ 14,142,000      $  995,000      $ 33,353,000    $     34,000
                                            ============    ============      ==========      ============    ============



continued on next page

continued from previous page


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                           -------------------------------------------------------------------------------
                                                                            AS OF DECEMBER 31, 2005
                                           -------------------------------------------------------------------------------
                                             MORTGAGE
                                            BALANCES OF
LOCAL LIMITED                              LOCAL LIMITED                    BUILDING &      ACCUMULATED       NET BOOK
PARTNERSHIP NAME       LOCATION             PARTNERSHIPS      LAND         IMPROVEMENTS     DEPRECIATION        VALUE
--------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC     Federalsburg,
                       Maryland             $ 1,027,000      $ 105,000      $ 1,155,000        $ 198,000      $ 1,062,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                 445,000        120,000        2,021,000          441,000        1,700,000

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                3,210,000        129,000        3,879,000          382,000        3,626,000

Lake Village           Kewanee,
Apartments, L.P.       Illinois               2,011,000        111,000        6,327,000          767,000        5,671,000

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                               682,000         64,000        1,188,000          153,000        1,099,000

Ozark Properties III   Ozark, Arkansas
                                                812,000         62,000        1,175,000          212,000        1,025,000

Pierce Street          Sioux City, Iowa
Partners, L.P.                                3,661,000              -        7,094,000          826,000        6,268,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi              709,000         49,000          967,000          223,000          793,000

School Square, L.P.    Albany,
                       Minnesota                961,000              -        1,290,000          334,000          956,000

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                669,000         46,000        1,645,000          378,000        1,313,000

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                 822,000         42,000        1,396,000          211,000        1,227,000

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota              1,353,000         72,000        1,707,000          246,000        1,533,000

United Development     West Memphis,
L.P., 2000             Arkansas               1,044,000        195,000        3,543,000          476,000        3,262,000
                                           ------------     ----------     ------------      -----------      -----------

                                           $ 17,406,000     $  995,000     $ 33,387,000      $ 4,847,000      $29,535,000
                                           ============     ==========     ============      ===========      ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006


                                ---------------------------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2005
                                ---------------------------------------------------------------------------------------
                                                                       YEAR                           ESTIMATED
LOCAL LIMITED                                         NET INCOME    INVESTMENT                       USEFUL LIFE
PARTNERSHIP NAME                   RENTAL INCOME        (LOSS)       ACQUIRED      STATUS              (YEARS)
-----------------------------------------------------------------------------------------------------------------------


2nd Fairhaven, LLC                   $ 127,000        $ (23,000)       2000       Completed              40

ACN Southern Hills Partners
II, L.P.                               149,000          (77,000)        2000      Completed            27.5

Hickory Lane
Partners, L.P.                         400,000          (66,000)        2000      Completed              40

Lake Village
Apartments, L.P.                       138,000         (336,000)        2000      Completed            27.5

Montrose County Estates
Limited Dividend Housing
Association, L.P.                      140,000          (20,000)        2001      Completed              40

Ozark Properties III                    97,000          (22,000)        2001      Completed              40

Pierce Street
Partners, L.P.                         664,000         (105,000)        2000      Completed              40

Red Oaks
Estates, L.P.                          136,000          (29,000)        2000      Completed            27.5

School Square, L.P.                    170,000          (26,000)        2000      Completed            27.5

Stroud Housing
Associates, L.P.                        35,000          185,000        2000       Completed              40

Tahlequah Properties IV                104,000          (19,000)        2001      Completed              40

Timberwolf Townhomes, L.P.              96,000          (47,000)        2001      Completed              40

United Development 2000, L.P.          335,000         (108,000)        2000      Completed            27.5
                                   -----------      -----------

                                   $ 2,591,000      $  (693,000)
                                   ===========      ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005


                                          ---------------------------------  -----------------------------
                                               AS OF MARCH 31, 2005           INITIAL COST TO PARTNERSHIP
                                          ---------------------------------  -----------------------------
                                               TOTAL                                                            COST
                                           INVESTMENT IN      AMOUNT OF                                      CAPITALIZED
LOCAL LIMITED                              LOCAL LIMITED      INVESTMENT                      BUILDING &     SUBSEQUENT TO
PARTNERSHIP NAME       LOCATION             PARTNERSHIP      PAID TO DATE       LAND         IMPROVEMENTS     ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC     Federalsburg,
                       Maryland               $  360,000       $ 360,000       $ 105,000     $   1,140,000        $ 9,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                1,284,000       1,284,000         120,000         2,021,000              -

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                   988,000         988,000         129,000         3,875,000          3,000

Lake Village           Kewanee,
Apartments, L.P.       Illinois                3,834,000       3,834,000         111,000         6,327,000              -

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                487,000         487,000          64,000         1,180,000          5,000

Ozark Properties III   Ozark, Arkansas
                                                 300,000         300,000          62,000         1,175,000              -

Pierce Street          Sioux City, Iowa
Partners, L.P.                                 2,389,000       2,389,000               -         7,086,000          7,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi               242,000         242,000          49,000           967,000              -

School Square, L.P.    Albany,
                       Minnesota                 286,000         286,000               -         1,290,000              -

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                 891,000         879,000          46,000         1,645,000              -

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                  375,000         375,000          42,000         1,396,000        (1,000)

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota                 469,000         469,000          72,000         1,707,000          1,000

United Development     West Memphis,
2000, L.P.             Arkansas                2,249,000       2,199,000         195,000         3,544,000              -
                                            ------------    ------------      ----------      ------------    ------------

                                            $ 14,154,000    $ 14,092,000      $  995,000      $ 33,353,000    $     24,000
                                            ============    ============      ==========      ============    ============


                                       73
continued on next page

continued from previous page

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005


                                             -------------------------------------------------------------------------------
                                                                              AS OF DECEMBER 31, 2004
                                             -------------------------------------------------------------------------------
                                               MORTGAGE
                                              BALANCES OF
LOCAL LIMITED                                LOCAL LIMITED                    BUILDING &      ACCUMULATED       NET BOOK
PARTNERSHIP NAME       LOCATION               PARTNERSHIPS      LAND         IMPROVEMENTS     DEPRECIATION        VALUE
----------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC     Federalsburg,
                       Maryland               $ 1,030,000      $ 105,000      $ 1,149,000        $ 168,000      $ 1,086,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                   452,000        120,000        2,021,000          360,000        1,781,000

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                  3,196,000        129,000        3,878,000          283,000        3,724,000

Lake Village           Kewanee,
Apartments, L.P.       Illinois                 2,015,000        111,000        6,327,000          536,000        5,902,000

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                 684,000         64,000        1,185,000          124,000        1,125,000

Ozark Properties III   Ozark, Arkansas
                                                  820,000         62,000        1,175,000          168,000        1,069,000

Pierce Street          Sioux City, Iowa
Partners, L.P.                                  3,710,000              -        7,093,000          637,000        6,456,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi                715,000         49,000          967,000          185,000          831,000

School Square, L.P.    Albany,
                       Minnesota                  986,000              -        1,290,000          283,000        1,007,000

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                  547,000         46,000        1,645,000          325,000        1,366,000

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                   830,000         42,000        1,395,000          160,000        1,277,000

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota                1,352,000         72,000        1,708,000          190,000        1,590,000

United Development     West Memphis,
2000, L.P.             Arkansas                 1,060,000        195,000        3,544,000          348,000        3,391,000
                                             ------------     ----------     ------------      -----------      -----------

                                             $ 17,397,000     $  995,000     $ 33,377,000      $ 3,767,000      $30,605,000
                                             ============     ==========     ============      ===========      ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005


                                ---------------------------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2004
                                ---------------------------------------------------------------------------------------
                                                                       YEAR                           ESTIMATED
LOCAL LIMITED                                                       INVESTMENT                       USEFUL LIFE
PARTNERSHIP NAME                   RENTAL INCOME      NET LOSS       ACQUIRED      STATUS              (YEARS)
-----------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                   $ 114,000        $ (33,000)       2000       Completed              40

ACN Southern Hills Partners            145,000          (74,000)       2000       Completed            27.5
II, L.P.

Hickory Lane                           389,000          (88,000)       2000       Completed              40
Partners, L.P.

Lake Village                           200,000         (383,000)       2000       Completed            27.5
Apartments, L.P.

Montrose County Estates                129,000          (19,000)       2001       Completed              40
Limited Dividend Housing
Association, L.P.

Ozark Properties III                    95,000          (25,000)       2001       Completed              40

Pierce Street                          650,000         (146,000)       2000       Completed              40
Partners, L.P.

Red Oaks                               128,000          (16,000)       2000       Completed            27.5
Estates, L.P.

School Square, L.P.                    171,000          (26,000)       2000       Completed            27.5

Stroud Housing                          79,000         (139,000)       2000       Completed              40
Associates, L.P.

Tahlequah Properties IV                100,000          (27,000)       2001       Completed              40

Timberwolf Townhomes, L.P.              99,000          (51,000)       2001       Completed              40

United Development 2000, L.P.          287,000         (100,000)       2000       Completed            27.5
                                   -----------      -----------

                                   $ 2,586,000      $(1,127,000)
                                   ===========      ===========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004


                                          ---------------------------------  -----------------------------
                                               AS OF MARCH 31, 2004           INITIAL COST TO PARTNERSHIP
                                          ---------------------------------  -----------------------------
                                               TOTAL                                                            COST
                                           INVESTMENT IN      AMOUNT OF                                      CAPITALIZED
LOCAL LIMITED                              LOCAL LIMITED      INVESTMENT                      BUILDING &     SUBSEQUENT TO
PARTNERSHIP NAME       LOCATION             PARTNERSHIP      PAID TO DATE       LAND         IMPROVEMENTS     ACQUISITION
-----------------------------------------------------------------------------------------------------------------------------


2nd Fairhaven, LLC     Federalsburg,
                       Maryland               $  360,000       $ 360,000       $ 105,000     $   1,140,000       $  9,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                1,284,000       1,284,000         120,000         2,021,000              -

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                   994,000         772,000         129,000         3,875,000              -

Lake Village           Kewanee,
Apartments, L.P.       Illinois                3,834,000       3,834,000         111,000         6,327,000              -

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                487,000         487,000          64,000         1,180,000          1,000

Ozark Properties III   Ozark, Arkansas
                                                 300,000         300,000          62,000         1,175,000              -

Pierce Street          Sioux City, Iowa
Partners, L.P.                                 2,389,000       2,359,000               -         7,086,000          7,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi               242,000         242,000          49,000           967,000              -

School Square, L.P.    Albany,
                       Minnesota                 286,000         286,000               -         1,290,000         (1,000)

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                 891,000         847,000          46,000         1,645,000              -

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                  375,000         375,000          42,000         1,396,000         (1,000)

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota                 469,000         469,000          72,000         1,707,000          1,000

United Development     West Memphis,
2000, L.P.             Arkansas                2,249,000       2,199,000         195,000         3,544,000              -
                                            ------------    ------------      ----------      ------------    -----------

                                            $ 14,160,000    $ 13,814,000      $  995,000      $ 33,353,000    $    16,000
                                            ============    ============      ==========      ============    ===========


                                       76
continued on next page

continued from previous page

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004


                                             -------------------------------------------------------------------------------
                                                                              AS OF DECEMBER 31, 2003
                                             -------------------------------------------------------------------------------
                                               MORTGAGE
                                              BALANCES OF
LOCAL LIMITED                                LOCAL LIMITED                    BUILDING &      ACCUMULATED       NET BOOK
PARTNERSHIP NAME       LOCATION               PARTNERSHIPS      LAND         IMPROVEMENTS     DEPRECIATION        VALUE
----------------------------------------------------------------------------------------------------------------------------


2nd Fairhaven, LLC     Federalsburg,
                       Maryland               $  992,000      $ 105,000       $ 1,149,000        $ 139,000      $ 1,115,000

ACN Southern Hills     Oskaloosa,
Partners II, L.P.      Oklahoma                  458,000        120,000         2,021,000          275,000        1,866,000

Hickory Lane           Sioux City, Iowa
Partners, L.P.                                 3,223,000        129,000         3,875,000          185,000        3,819,000

Lake Village           Kewanee,
Apartments, L.P.       Illinois                2,665,000        111,000         6,327,000          305,000        6,133,000

Montrose County        Montrose,
Estates Limited        Michigan
Dividend Housing
Association, L.P.                                686,000         64,000         1,181,000           94,000        1,151,000

Ozark Properties III   Ozark, Arkansas
                                                 828,000         62,000         1,175,000          124,000        1,113,000

Pierce Street          Sioux City, Iowa
Partners, L.P.                                 3,756,000              -         7,093,000          448,000        6,645,000

Red Oaks               Holly Springs,
Estates, L.P.          Mississippi               720,000         49,000           967,000          144,000          872,000

School Square, L.P.    Albany,
                       Minnesota                 990,000              -         1,289,000          228,000        1,061,000

Stroud Housing         Stroud, Oklahoma
Associates, L.P.                                 582,000         46,000         1,645,000          257,000        1,434,000

Tahlequah Properties   Tahlequah,
IV                     Oklahoma                  837,000         42,000         1,395,000          109,000       1,328,000

Timberwolf Townhomes,  Deer River,
L.P.                   Minnesota               1,351,000         72,000         1,708,000          126,000        1,654,000

United Development     West Memphis,
2000, L.P.             Arkansas                1,077,000        195,000         3,544,000          219,000        3,520,000
                                            ------------     ----------      ------------      -----------      -----------

                                            $ 18,165,000     $  995,000      $ 33,369,000      $ 2,653,000      $31,711,000
                                            ============     ==========      ============      ===========      ===========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004


                                ---------------------------------------------------------------------------------------
                                                        FOR THE YEAR ENDED DECEMBER 31, 2003
                                ---------------------------------------------------------------------------------------
                                                                       YEAR                           ESTIMATED
LOCAL LIMITED                                                       INVESTMENT                       USEFUL LIFE
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

United Development 2000, L.P.
                                       274,000        (58,000)         2000       Completed            27.5
                                   -----------    -----------

                                   $ 2,600,000    $(1,008,000)
                                   ===========    ===========





WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                                            ------------------------------------
                                                                   AS OF MARCH 31, 2003
                                                            ------------------------------------
                                                               PARTNERSHIP'S
                                                              TOTAL ORIGINAL
                                                               INVESTMENT IN     AMOUNT OF
LOCAL LIMITED                                                  LOCAL LIMITED     INVESTMENT
PARTNERSHIP NAME                      LOCATION                 PARTNERSHIPS      PAID TO DATE
-------------------------------------------------------------------------------------------------


2nd Fairhaven, LLC                   Federalsburg, Maryland      $  360,000       $ 360,000

ACN Southern Hills                   Oskaloosa, Oklahoma
Partners II, L.P.                                                 1,284,000       1,284,000

Hickory Lane                         Sioux City, Iowa
Partners, L.P.                                                      633,000         472,000

Lake Village                         Kewanee,
Apartments, L.P.                     Illinois                     3,834,000       3,834,000

Montrose County Estates Limited      Montrose,
Dividend Housing Association, L.P.   Michigan                       487,000         450,000

Ozark Properties III                 Ozark, Arkansas                300,000         300,000

Pierce Street                        Sioux City,
Partners, L.P.                       Iowa                         1,740,000       1,740,000

Red Oaks                             Holly Springs,
Estates, L.P.                        Mississippi                    242,000         242,000

School Square, L.P.                  Albany, Minnesota              286,000         286,000

Stroud Housing Associates, L.P.      Stroud, Oklahoma               891,000         847,000

Tahlequah Properties IV              Tahlequah, Oklahoma            375,000         375,000

Timberwolf Townhomes, L.P.           Deer River, Minnesota          469,000         425,000

United Development 2000, L.P.        West Memphis,
                                     Arkansas                     2,250,000       2,200,000
                                                                -----------    ------------

                                                                $13,151,000    $ 12,815,000
                                                                ===========    ============


                                       79
continued on next page

continued from previous page

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                                           ---------------------------------------------------------------
                                                                              AS OF DECEMBER 31, 2002
                                                           ---------------------------------------------------------------

                                                              MORTGAGE
                                                             BALANCES OF
LOCAL LIMITED                                               LOCAL LIMITED   PROPERTY AND     ACCUMULATED     NET BOOK
PARTNERSHIP NAME                      LOCATION               PARTNERSHIPS     EQUIPMENT     DEPRECIATION      VALUE
------------------------------------------------------------------------------------------------------------------------
                                                              (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)

2nd Fairhaven, LLC                   Federalsburg, Maryland    $ 996,000    $ 1,253,000      $ 109,000    $ 1,144,000

ACN Southern Hills                   Oskaloosa, Oklahoma
Partners II, L.P.                                                462,000      2,141,000        184,000      1,957,000

Hickory Lane                         Sioux City, Iowa
Partners, L.P.                                                 3,178,000      3,773,000        110,000      3,663,000

Lake Village                         Kewanee,
Apartments, L.P.                     Illinois                  3,042,000      6,438,000         75,000      6,363,000

Montrose County Estates Limited      Montrose,
Dividend Housing Association, L.P.   Michigan                    687,000      1,245,000         64,000      1,181,000

Ozark Properties III                 Ozark, Arkansas             836,000      1,237,000         79,000      1,158,000

Pierce Street                        Sioux City,
Partners, L.P.                       Iowa                      4,100,000      7,086,000        261,000      6,825,000

Red Oaks                             Holly Springs,
Estates, L.P.                        Mississippi                 730,000      1,016,000        103,000        913,000

School Square, L.P.                  Albany, Minnesota           994,000      1,289,000        173,000      1,116,000

Stroud Housing Associates, L.P.      Stroud, Oklahoma            750,000      1,691,000        189,000      1,502,000

Tahlequah Properties IV              Tahlequah, Oklahoma         844,000      1,438,000         59,000      1,379,000

Timberwolf Townhomes, L.P.           Deer River, Minnesota     1,348,000      1,779,000         51,000      1,728,000

United Development 2000, L.P.        West Memphis,
                                     Arkansas                  1,095,000      3,739,000         90,000      3,649,000
                                                            ------------   ------------    -----------   ------------

                                                            $ 19,062,000   $ 34,125,000    $ 1,547,000   $ 32,578,000
                                                            ============   ============    ===========   ============


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                  -----------------------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                  -----------------------------------------------------------------------------------------
                                                                     YEAR                         ESTIMATED      ESTIMATED
LOCAL LIMITED                          RENTAL      NET INCOME     INVESTMENT                     USEFUL LIFE    COMPLETION
PARTNERSHIP NAME                       INCOME        (LOSS)        ACQUIRED      STATUS            (YEARS)         DATE
---------------------------------------------------------------------------------------------------------------------------

2nd Fairhaven, LLC                     107,000       (30,000)        2000       Completed              40         2000

ACN Southern Hills Partners II,
L.P.                                   129,000       (73,000)        2000       Completed            27.5         2001

Hickory Lane
Partners, L.P.                         274,000      (156,000)        2000       Completed              40         2001

Lake Village
Apartments, L.P.                        40,000      (134,000)        2000       Completed               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   122,000       (18,000)        2001       Completed              40         2001

Ozark Properties III                    91,000       (24,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         622,000      (153,000)        2000       Completed              40         2001

Red Oaks
Estates, L.P.                           19,000       (20,000)        2000       Completed            27.5         2000

School Square, L.P.                    109,000       (26,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       103,000      (140,000)        2000       Completed              40         2001

Tahlequah Properties IV                100,000       (60,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.              49,000       (41,000)        2001       Completed              40         2002

United Development 2000, L.P.
                                       209,000         5,000         2000       Completed            27.5         2002
                                    ----------     ---------

                                    $1,974,000     $(870,000)
                                    ==========     =========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                                            ------------------------------------
                                                                   AS OF MARCH 31, 2002
                                                            ------------------------------------
                                                               PARTNERSHIP'S
                                                              TOTAL ORIGINAL
                                                               INVESTMENT IN      AMOUNT OF
LOCAL LIMITED                                                  LOCAL LIMITED      INVESTMENT
PARTNERSHIP NAME                      LOCATION                 PARTNERSHIPS      PAID TO DATE
------------------------------------------------------------------------------------------------


2nd Fairhaven, LLC                   Federalsburg, Maryland      $  360,000       $  360,000

ACN Southern Hills Partners II, L.P. Oskaloosa, Oklahoma          1,339,000          785,000

Hickory Lane                         Sioux City, Iowa               633,000          472,000
Partners, L.P.

Lake Village                         Kewanee,                     2,978,000        2,978,000
Apartments, L.P.                     Illinois

Montrose County Estates Limited      Montrose, Michigan             553,000          450,000
Dividend Housing Association, L.P.

Ozark Properties III                 Ozark, Arkansas                300,000          300,000

Pierce Street                        Sioux City, Iowa             1,527,000        1,104,000
Partners, L.P.

Red Oaks                             Holly Springs,                 242,000          242,000
Estates, L.P.                        Mississippi

School Square, L.P.                  Albany, Minnesota              286,000          286,000

Stroud Housing Associates, L.P.      Stroud, Oklahoma               891,000          847,000

Tahlequah Properties IV              Tahlequah, Oklahoma            375,000          338,000

Timberwolf Townhomes, L.P.           Deer River, Minnesota          509,000          429,000

United Development 2000, L.P.        West Memphis,
                                     Arkansas                     2,250,000        2,100,000
                                                                -----------     ------------

                                                                $12,243,000     $ 10,691,000
                                                                ===========     ============

*    Results of Lake Village Apartments, L.P., had not been audited and thus had excluded, Housing Complex was under construction and had not begun operations.

(1) The Housing Complex was under construction at December 31, 2002.

                                       82
continued on next page

continued from previous page


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                                            ---------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2001
                                                            ---------------------------------------------------------------

                                                               MORTGAGE
                                                              BALANCES OF
LOCAL LIMITED                                                LOCAL LIMITED   PROPERTY AND     ACCUMULATED     NET BOOK
PARTNERSHIP NAME                      LOCATION                PARTNERSHIPS     EQUIPMENT     DEPRECIATION      VALUE
-------------------------------------------------------------------------------------------------------------------------


2nd Fairhaven, LLC                   Federalsburg, Maryland    $  998,000     $ 1,250,000      $   79,000    $ 1,171,000

ACN Southern Hills Partners II, L.P. Oskaloosa, Oklahoma        1,100,000       2,141,000          84,000      2,057,000

Hickory Lane                         Sioux City, Iowa           2,108,000       2,470,000          56,000      2,414,000
Partners, L.P.

Lake Village                         Kewanee,                           *               *               *              *
Apartments, L.P.                     Illinois

Montrose County Estates Limited      Montrose, Michigan           688,000       1,244,000          34,000      1,210,000
Dividend Housing Association, L.P.

Ozark Properties III                 Ozark, Arkansas              844,000       1,237,000          35,000      1,202,000

Pierce Street                        Sioux City, Iowa           2,656,000       4,892,000         120,000      4,772,000
Partners, L.P.

Red Oaks                             Holly Springs,               730,000       1,015,000          61,000        954,000
Estates, L.P.                        Mississippi

School Square, L.P.                  Albany, Minnesota          1,004,000       1,290,000         113,000      1,177,000

Stroud Housing Associates, L.P.      Stroud, Oklahoma           1,246,000       1,691,000         121,000      1,570,000

Tahlequah Properties IV              Tahlequah, Oklahoma          850,000       1,438,000           9,000      1,429,000

Timberwolf Townhomes, L.P.           Deer River, Minnesota             (1)        703,000             (1)        703,000

United Development 2000, L.P.        West Memphis,
                                     Arkansas                     754,000       2,674,000             (1)      2,674,000
                                                             ------------    ------------     -----------   ------------

                                                             $ 12,978,000    $ 22,045,000     $   712,000   $ 21,333,000
                                                             ============    ============     ===========   ============

*    Results of Lake Village Apartments, L.P., had not been audited and thus had excluded, Housing Complex was under construction and had not begun operations.

(1) The Housing Complex was under construction at December 31, 2002.




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                  -----------------------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                  -----------------------------------------------------------------------------------------
                                                                     YEAR                         ESTIMATED      ESTIMATED
LOCAL LIMITED                          RENTAL      NET INCOME     INVESTMENT                     USEFUL LIFE    COMPLETION
PARTNERSHIP NAME                       INCOME        (LOSS)        ACQUIRED      STATUS            (YEARS)         DATE
---------------------------------------------------------------------------------------------------------------------------

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

Lake Village                                                                        Under
Apartments, L.P.                                                             Construction
                                             *              *        2000  Rehabilitation               *         2002

Montrose County Estates Limited
Dividend Housing Association,
L.P.                                   115,000       (11,000)        2001       Completed              40         2001

Ozark Properties III                    73,000       (26,000)        2001       Completed              40         2001

Pierce Street
Partners, L.P.                         625,000         88,000        2000       Completed              40         2001

Red Oaks
Estates, L.P.                          101,000       (47,000)        2000       Completed            27.5         2000

School Square, L.P.                    100,000       (50,000)        2000       Completed            27.5         2000

Stroud Housing
Associates, L.P.                       115,000      (160,000)        2000       Completed              40         2001

Tahlequah Properties IV                      -       (19,000)        2001       Completed              40         2001

Timberwolf Townhomes, L.P.                                                          Under
                                                                             Construction
                                           (1)          9,000        2001  Rehabilitation             (1)         2002

United Development 2000, L.P.                                                       Under
                                                                             Construction
                                           (1)         12,000        2000  Rehabilitation             (1)         2002
                                    ----------    -----------

                                    $1,575,000    $ (369,000)
                                    ==========    ==========

(1) THE HOUSING COMPLEX IS UNDER CONSTRUCTION AND HAS NOT YET BEGAN OPERATIONS.

* Results of Lake Village Apartments L.P. have not been audited and thus have been excluded. The housing complex was under construction and had not yet begun operations.

                                       84

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

Date:  July 24, 2008

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

Date: July 24, 2008



By:  /s/ Thomas J. Riha
     ------------------
     Thomas J. Riha,
     Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: July 24, 2008



By:   /s/ Wilfred N. Cooper, Sr.
      --------------------------
      Wilfred N. Cooper, Sr.,
      Chairman of the Board of WNC & Associates, Inc.

Date: July 24, 2008



By:   /s/ Kay L. Cooper
      -----------------
      Kay L. Cooper
      Director of WNC & Associates, Inc.

Date: July 24, 2008