Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2008-07-24
CIK 1084067

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Index to form 10-Q
                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005

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


                     17782 Sky Park Circle, Irvine, CA 92614
                    (Address of principle executive offices)

                                 (714) 622-5565
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [X] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                               Index to form 10-Q
                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
     As of June 30, 2005, September 30, 2005, December 31, 2005
       and March 31, 2005......................................................3

  Statements of Operations
     For the Three Months Ended June 30, 2005 and 2004.........................4
     For the Three and Six Months Ended September 30, 2005 and 2004............5
     For the Three and Nine Months Ended December 31, 2005 and 2004............6

  Statement of Partners' Equity (Deficit)
     For the Three Months Ended June 30, 2005..................................7
     For the Six Months Ended September 30, 2005...............................7
     For the Nine Months Ended December 31, 2005...............................7

  Statements of Cash Flows
     For the Three Months Ended June 30, 2005 and 2004.........................8
     For the Six Months Ended September 30, 2005 and 2004......................9
     For the Nine Months Ended December 31, 2005 and 2004.....................10

  Notes to Financial Statements...............................................11

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........26

  Item 4. Controls and Procedures ............................................27

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................27

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........27

  Item 3. Defaults Upon Senior Securities.....................................27

  Item 4. Submission of Matters to a Vote of Security Holders.................27

  Item 5. Other Information...................................................27

  Item 6. Exhibits............................................................27

  Signatures..................................................................28


                                     WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                           (A California Limited Partnership)

                                                     BALANCE SHEETS
                                                       (UNAUDITED)

                                                             JUNE 30,      SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                               2005            2005            2005           2005
                                                           ------------    ------------    ------------    ------------
ASSETS

Cash                                                       $    697,357    $    662,239    $    561,789    $    774,720
Investments in Local Limited Partnerships, net (Note 2)      10,813,628      10,591,107      10,369,840      11,122,724
Due from affiliates, net (see Note 5)                            78,807          78,807          78,807          78,807
                                                           ------------    ------------    ------------    ------------

               Total Assets                                $ 11,589,792    $ 11,332,153    $ 11,010,436    $ 11,976,251
                                                           ============    ============    ============    ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Due to Local Limited Partnerships                          $     12,081    $     12,081    $     12,081    $     61,631
Accrued expenses                                                  5,500           5,500           5,500           5,500
Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                $     99,925         107,322    $     84,136    $    114,615
                                                           ------------    ------------    ------------    ------------
                Total Liabilities                               117,506         124,903         101,717         181,746
                                                           ------------    ------------    ------------    ------------

Partners' equity (deficit):
  General Partner                                                (6,530)         (6,795)         (7,094)         (6,208)
  Limited Partners (25,000 Partnership Units authorized;
    25,000 Partnership Units issued and outstanding)         11,478,816      11,214,045      10,915,813      11,800,713
                                                           ------------    ------------    ------------    ------------

       Total Partners' Equity                                11,472,286      11,207,250      10,908,719      11,794,505
                                                           ------------    ------------    ------------    ------------

       Total Liabilities and Partners' Equity              $ 11,589,792    $ 11,332,153    $ 11,010,436    $ 11,976,251
                                                           ============    ============    ============    ============


                                     See accompanying notes to financial statements



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                   2005               2004
                                                ------------       ------------
                                                THREE MONTHS       THREE MONTHS
                                                ------------       ------------
Reporting fees                                  $      1,850       $         --
                                                ------------       ------------

Operating expenses:
  Amortization (Note 2)                               13,505             13,595
  Asset management fees (Note 3)                      14,614             15,139
  Impairment loss (Note 2)                            89,669                 --
  Legal and accounting fees                               --              9,398
  Other                                                1,504              6,422
                                                ------------       ------------

    Total operating expenses                         119,292             44,554
                                                ------------       ------------

Loss from operations                                (117,442)           (44,554)

Equity in losses of Local
 Limited Partnerships (Note 2)                      (207,772)          (251,911)

Interest income                                        2,995              2,985
                                                ------------       ------------

Net loss                                        $   (322,219)      $   (293,480)
                                                ============       ============

Net loss allocated to:
  General Partner                               $       (322)      $       (293)
                                                ============       ============

  Limited Partners                              $   (321,897)      $   (293,187)
                                                ============       ============

Net loss per
  Partnership Unit                              $        (17)      $        (16)
                                                ============       ============

Outstanding weighted
  Partnership Units                                   18,850             18,850
                                                ============       ============


                 See accompanying notes to financial statements



                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                (A California Limited Partnership)

                                     STATEMENTS OF OPERATIONS

                            FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                   SEPTEMBER 30, 2005 AND 2004
                                           (UNAUDITED)



                                                2005                           2004
                                    ----------------------------    ----------------------------
                                       THREE            SIX            THREE            SIX
                                       MONTHS          MONTHS          MONTHS          MONTHS
                                    ------------    ------------    ------------    ------------

Reporting fees                      $      4,500    $      6,350    $         --    $         --
                                    ------------    ------------    ------------    ------------

Operating expenses:
  Amortization (Note 2)                   13,505          27,010          13,595          27,190
  Asset management fees (Note 3)          14,614          29,228          14,614          29,753
  Impairment loss (Note 2)                    --          89,669              --              --
  Legal and accounting fees                  198             198           2,967          12,365
  Write off of advances to Local
    Limited Partnerships (Note 5)         31,477          31,477              --              --
  Other                                    4,849           6,353             947           7,369
                                    ------------    ------------    ------------    ------------

    Total operating expenses              64,643         183,935          32,123          76,677
                                    ------------    ------------    ------------    ------------

Loss from operations                     (60,143)       (177,585)        (32,123)        (76,677)

Equity in losses of Local
 Limited Partnerships (Note 2)          (207,762)       (415,534)       (251,910)       (503,821)

Interest income                            2,869           5,864           2,854           5,839
                                    ------------    ------------    ------------    ------------
Net loss                            $   (265,036)   $   (587,255)   $   (281,179)   $   (574,659)
                                    ============    ============    ============    ============

Net loss allocated to:

  General Partner                   $       (265)   $       (587)   $       (282)   $       (575)
                                    ============    ============    ============    ============

  Limited Partners                  $   (264,771)   $   (586,668)   $   (280,899)   $   (574,084)
                                    ============    ============    ============    ============

Net loss per
  Partnership Unit                  $        (14)   $        (31)   $        (15)   $        (30)
                                    ============    ============    ============    ============

Outstanding weighted
  Partnership Units                       18,850          18,850          18,850          18,850
                                    ============    ============    ============    ============

                          See accompanying notes to financial statements




                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                (A California Limited Partnership)

                                     STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                            (UNAUDITED)



                                                2005                            2004
                                     ----------------------------    ----------------------------
                                         THREE           NINE           THREE            NINE
                                        MONTHS          MONTHS          MONTHS          MONTHS
                                     ------------    ------------    ------------    ------------

Reporting fees                       $         --    $      6,350    $         --    $         --
                                     ------------    ------------    ------------    ------------

Operating expenses:
  Amortization (Note 2)                    13,505          40,515          13,595          40,785
  Asset management fees (Note 3)           14,614          43,842          14,614          44,367
  Impairment loss (Note 2)                     --          89,669              --              --
  Legal and accounting fees                 5,000           5,198          16,066          28,431
  Write off of advances from Local
    Limited Partnerships (Note 5)          60,394          91,871              --              --
  Other                                       741           7,094           3,320          10,689
                                     ------------    ------------    ------------    ------------

    Total operating expenses               94,254         278,189          47,595         124,272
                                     ------------    ------------    ------------    ------------

Loss from operations                      (94,254)       (271,839)        (47,595)       (124,272)

Equity in losses of Local
 Limited Partnerships (Note 2)           (207,762)       (623,296)       (251,912)       (755,733)

Interest income                             3,485           9,349           3,405           9,244
                                     ------------    ------------    ------------    ------------


Net loss                             $   (298,531)   $   (885,786)   $   (296,102)   $   (870,761)
                                     ============    ============    ============    ============

Net loss allocated to:

  General Partner                    $       (299)   $       (886)   $       (296)   $       (871)
                                     ============    ============    ============    ============


  Limited Partners                   $   (298,232)   $   (884,900)   $   (295,806)   $   (869,890)
                                     ============    ============    ============    ============

Net loss per

  Partnerships Units                 $        (16)   $        (47)   $        (16)   $        (46)
                                     ============    ============    ============    ============

Outstanding weighted
  Partnership Units                        18,850          18,850          18,850          18,850
                                     ============    ============    ============    ============



                          See accompanying notes to financial statements




                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                (A California Limited Partnership)

                             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

          FOR THE THREE MONTHS ENDED JUNE 30, 2005, SIX MONTHS ENDED SEPTEMBER 30, 2005
                             AND NINE MONTHS ENDED DECEMBER 31, 2005
                                           (UNAUDITED)

                             FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                                      GENERAL         LIMITED
                                                      PARTNER         PARTNERS        TOTAL
                                                    ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2005        $     (6,208)   $ 11,800,713    $ 11,794,505

Net loss                                                    (322)       (321,897)       (322,219)
                                                    ------------    ------------    ------------

Partners' equity (deficit) at June 30, 2005         $     (6,530)   $ 11,478,816    $ 11,472,286
                                                    ============    ============    ============


                              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

                                                      GENERAL         LIMITED
                                                      PARTNER         PARTNERS         TOTAL
                                                    ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2005        $     (6,208)   $ 11,800,713    $ 11,794,505

Net loss                                                    (587)       (586,668)       (587,255)
                                                    ------------    ------------    ------------

Partners' equity (deficit) at September 30, 2005    $     (6,795)   $ 11,214,045    $ 11,207,250
                                                    ============    ============    ============



                           FOR THE NINE MONTHS ENDED DECEMBER 31, 2005

                                                      GENERAL         LIMITED
                                                      PARTNER         PARTNERS         TOTAL
                                                    ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2005        $     (6,208)   $ 11,800,713    $ 11,794,505

Net loss                                                    (886)       (884,900)       (885,786)
                                                    ------------    ------------    ------------

Partners' equity (deficit) at December 31, 2005     $     (7,094)   $ 10,915,813    $ 10,908,719
                                                    ============    ============    ============


                          See accompanying notes to financial statements





                               WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                     (A California Limited Partnership)

                                          STATEMENTS OF CASH FLOWS

                              FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                                 (UNAUDITED)

                                                                      2005            2004
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $  (322,219)   $  (293,480)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                    13,505         13,595
        Impairment loss                                                 89,669             --
        Equity in losses of Local Limited Partnerships                 207,772        251,911
        Change in accrued  fees and expenses due to
           General Partner and affiliates                              (14,690)         4,484
                                                                   -----------    -----------
        Net cash used in operating activities                          (25,963)       (23,490)
                                                                   -----------    -----------

Cash flows used in investing activities:
       Capital Contributions paid to Local Limited Partnerships        (49,550)       (30,354)
       Loans receivable advances                                            --           (252)
       Distributions received from (reimbursed to) Local Limited
            Partnerships                                                (1,850)         3,694
                                                                   -----------    -----------
Net cash used in investing activities                                  (51,400)       (26,912)
                                                                   -----------    -----------

Net decrease in cash                                                   (77,363)       (50,402)

Cash, beginning of period                                              774,720      1,133,246
                                                                   -----------    -----------

Cash, end of period                                                $   697,357    $ 1,082,844
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                      $        --    $        --
                                                                   ===========    ===========


                               See accompanying notes to financial statements



                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                   STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                          (UNAUDITED)

                                                                      2005            2004
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $  (587,255)   $  (574,659)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                    27,010         27,190
        Impairment loss                                                 89,669             --
        Equity in losses of Local Limited Partnerships                 415,534        503,822
        Advances made to Local Limited Partnerships                    (31,477)            --
        Write off of advances made to Local Limited Partnerships        31,477             --
        Change in accrued  fees and expenses due to
           General Partner and affiliates                               (7,293)          (403)
                                                                   -----------    -----------
        Net cash used in operating activities                          (62,335)       (44,050)
                                                                   -----------    -----------

Cash flows used in investing activities:
       Capital Contributions paid to Local Limited Partnerships        (49,550)       (62,550)
       Loans receivable repayment                                           --            892
       Distributions received from (reimbursed to) Local Limited
             Partnerships                                                 (596)         5,315
                                                                   -----------    -----------
Net cash used in investing activities                                  (50,146)       (56,343)
                                                                   -----------    -----------

Net decrease in cash                                                  (112,481)      (100,393)

Cash, beginning of period                                              774,720      1,133,246
                                                                   -----------    -----------

Cash, end of period                                                $   662,239    $ 1,032,853
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                      $        --    $        --
                                                                   ===========    ===========


                        See accompanying notes to financial statements



                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                   STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                          (UNAUDITED)

                                                                       2005           2004
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $  (885,786)   $  (870,761)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                    40,515         40,785
        Equity in losses of Local Limited Partnerships                 623,296        755,733
        Impairment loss                                                 89,669             --
        Advances made to Local Limited Partnerships                    (91,871)            --
        Write off of advances made to Local Limited Partnerships        91,871             --
        Repayment of insurance proceeds                                (20,839)            --
        Change in accrued  fees and expenses due to
           General Partner and affiliates                               (9,640)         3,830
                                                                   -----------    -----------
        Net cash used in operating activities                         (162,785)       (70,413)
                                                                   -----------    -----------

Cash flows used in investing activities:
      Capital Contributions paid to Local Limited Partnerships         (49,550)      (278,487)
      Loans receivable advances                                             --            (37)
      Distributions received from (reimbursed to) Local Limited
           Partnerships                                                   (596)         6,936
                                                                   -----------    -----------
Net cash used in investing activities                                  (50,146)      (271,588)
                                                                   -----------    -----------

Net decrease in cash                                                  (212,931)      (342,001)

Cash, beginning of period                                              774,720      1,133,246
                                                                   -----------    -----------

Cash, end of period                                                $   561,789    $   791,245
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                      $        --    $        --
                                                                   ===========    ===========

                        See accompanying notes to financial statements

                                              10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005 SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, six months ended September 30, 2005 and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the "Partnership") was formed under the laws of the State of California on June 16, 1997 and commenced operations on September 3, 1999. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a .1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2005, none of the Local Limited Partnerships had completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2005. As of December 31, 2005, no Housing Complexes had been sold or selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2005, September 30, 2005, June 30, 2005 and 2004, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------


future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2005, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------

For all periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2005 and 2004 was $13,505 and $13,595, respectively. For the six months ended September 30, 2005 and 2004 amortization expense was $27,010 and $27,190, respectively and for the nine months ended December 31, 2005 and 2004 it was $40,515 and $40,785, respectively.

Impairment
----------

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.8%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $89,669 and $0, during the three months ended June 30, 2005 and 2004, respectively. There were no additional impairment losses for the periods ended September 30, 2005 and 2004 and December 31, 2005 and 2004.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                         FOR THE THREE      FOR THE YEAR
                                                         MONTHS ENDED           ENDED
                                                         JUNE 30, 2005      MARCH 31, 2005
                                                         ------------       ------------
Investments per balance sheet, beginning of period       $ 11,122,724       $ 12,291,007
Impairment loss                                               (89,669)                --
Tax credit adjustment                                              --             (5,705)
Distributions (received from) reimbursed to Local
   Limited Partnerships                                         1,850             (6,786)
Equity in losses of Local Limited Partnerships               (207,772)        (1,101,772)
Amortization of capitalized acquisition fees and costs        (13,505)           (54,020)
                                                         ------------       ------------
Investments per balance sheet, end of period             $ 10,813,628       $ 11,122,724
                                                         ============       ============

                                                          FOR THE SIX       FOR THE YEAR
                                                         MONTHS ENDED          ENDED
                                                       SEPTEMBER 30, 2005   MARCH 31, 2005
                                                         ------------       ------------
Investments per balance sheet, beginning of period       $ 11,122,724       $ 12,291,007
Impairment loss                                               (89,669)                --
Tax credit adjustment                                              --             (5,705)
Distributions (received from) reimbursed to Local
  Limited Partnerships                                            596             (6,786)
Equity in losses of Local Limited Partnerships               (415,534)        (1,101,772)
Amortization of capitalized acquisition fees and costs        (27,010)           (54,020)
                                                         ------------       ------------
Investments per balance sheet, end of period             $ 10,591,107       $ 11,122,724
                                                         ============       ============




                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------


                                                         FOR THE NINE       FOR THE YEAR
                                                         MONTHS ENDED           ENDED
                                                       DECEMBER 31, 2005   MARCH 31, 2005
                                                         ------------       ------------
Investments per balance sheet, beginning of period       $ 11,122,724       $ 12,291,007
Impairment loss                                               (89,669)                --
Tax credit adjustment                                              --             (5,705)
Distributions (received from) reimbursed to Local
   Limited Partnerships                                           596             (6,786)
Equity in losses of Local Limited Partnerships               (623,296)        (1,101,772)
Amortization of capitalized acquisition fees and costs        (40,515)           (54,020)
                                                         ------------       ------------
Investments per balance sheet, end of period             $ 10,369,840       $ 11,122,724
                                                         ============       ============






                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                             FOR THE THREE MONTHS      FOR THE YEAR
                                                                     ENDED                ENDED
                                                                 JUNE 30, 2005        MARCH 31, 2005
                                                              ------------------    ------------------
Investments in Local Limited Partnerships, net                $        9,466,025    $        9,761,616
Acquisition fees and costs, net of accumulated amortization
  of $348,897 and $335,392                                             1,347,603             1,361,108
                                                              ------------------    ------------------
Investments per balance sheet, end of period                  $       10,813,628    $       11,122,724
                                                              ==================    ==================

                                                              FOR THE SIX MONTHS      FOR THE YEAR
                                                                    ENDED                 ENDED
                                                              SEPTEMBER 30, 2005     MARCH 31, 2005
                                                              ------------------    ------------------
Investments in Local Limited Partnerships, net                $        9,257,009    $        9,761,616
Acquisition fees and costs, net of accumulated amortization
  of $362,402 and $335,392                                             1,334,098             1,361,108
                                                              ------------------    ------------------
Investments per balance sheet, end of period                  $       10,591,107    $       11,122,724
                                                              ==================    ==================


                                                              FOR THE NINE MONTHS     FOR THE YEAR
                                                                    ENDED                 ENDED
                                                               DECEMBER 31, 2005      MARCH 31, 2005
                                                              ------------------    ------------------
Investments in Local Limited Partnerships, net                $        9,049,247    $        9,761,616
Acquisition fees and costs, net of accumulated amortization
  of $375,907 and $335,392                                             1,320,593             1,361,108
                                                              ------------------    ------------------
Investments per balance sheet, end of period                  $       10,369,840    $       11,122,724
                                                              ==================    ==================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                        2005             2004
                                                      ---------       ---------
Revenues                                              $ 758,000       $ 675,000
                                                      ---------       ---------
Expenses:
  Interest expense                                      205,000         197,000
  Depreciation and amortization                         278,000         284,000
  Operating expenses                                    484,000         446,000
                                                      ---------       ---------
    Total expenses                                      967,000         927,000
                                                      ---------       ---------

Net loss                                              $(209,000)       (252,000)
                                                      =========       =========
                                                      $(208,000)      $(252,000)
Net loss allocable to the Partnership
                                                      =========       =========
Net loss recorded by the Partnership                  $(208,000)      $(252,000)
                                                      =========       =========

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                       2005            2004
                                                   -----------      -----------
Revenues                                           $ 1,517,000      $ 1,350,000
                                                   -----------      -----------
Expenses:
  Interest expense                                     409,000          395,000
  Depreciation and amortization                        555,000          568,000
  Operating expenses                                   968,000          891,000
                                                   -----------      -----------
Total expenses                                       1,932,000        1,854,000
                                                   -----------      -----------

Net loss                                           $  (415,000)        (504,000)
                                                   ===========      ===========

Net loss allocable to the Partnership              $  (415,000)     $  (504,000)
                                                   ===========      ===========

Net loss recorded by the Partnership               $  (415,000)     $  (504,000)
                                                   ===========      ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                      2005             2004
                                                   -----------      -----------
Revenues                                           $ 2,275,000      $ 2,024,000
                                                   -----------      -----------
Expenses:
  Interest expense                                     614,000          592,000
  Depreciation and amortization                        833,000          852,000
  Operating expenses                                 1,452,000        1,336,000
                                                   -----------      -----------
Total expenses                                       2,899,000        2,780,000
                                                   -----------      -----------

Net loss                                           $  (624,000)        (756,000)
                                                   ===========      ===========

Net loss allocable to the Partnership              $  (623,000)     $  (756,000)
                                                   ===========      ===========

Net loss recorded by the Partnership               $  (623,000)     $  (756,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

      (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $243,824, $232,827, $221,830 and $210,833 as of December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

      (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $132,083, $129,575, $127,067, and $124,559 as of
            December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

      (c) An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,614 and $15,139 were incurred during the three months ended June 30, 2005 and 2004, respectively. For each of the six months ended September 30, 2005 and 2004, the Partnership incurred asset management fees of $29,228 and $29,753, respectively. Management fees of $43,842 and $44,367 were incurred during each of the nine months ended December 31, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $20,084 and $10,003 of those fees during the three months ended June 30, 2005 and 2004, respectively. During the six months ended September 30, 2005 and 2004 the Partnership paid $30,126 and $30,100, respectively and during the nine months ended December 31, 2005 and 2004 the Partnership paid $40,168 and $41,000, respectively.

      (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

      (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $10,725 and $16,442 during the three months ended June 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004 the Partnership reimbursed operating expenses of $12,942 and $19,790, respectively. For the nine months ended December 31, 2005 and 2004, operating expense reimbursements totaled $23,007 and $39,524, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                            JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     MARCH 31,
                                             2005            2005            2005            2005
                                          -----------     -----------     -----------     -----------

Accrued asset management fees             $    74,825     $    79,398     $    83,969     $    80,295
Organizational offering and
  Selling costs payable                         2,590           2,590              --           2,590
Payable to Local Limited Partnerships              64              64              64              64
Insurance proceeds due to a
  Local Limited Partnership                    20,839          20,839              --          20,839
Expenses paid by the General
  Partners or an affiliates on
  behalf of the Partnership                     1,607           4,431             103          10,827
                                          -----------     -----------     -----------     -----------
Total                                     $    99,925     $   107,322     $    84,136     $   114,615
                                          ===========     ===========     ===========     ===========


NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). As of all the periods presented, $12,081 of capital contributions remain payable.

NOTE 5 - DUE FROM AFFILIATES, NET
---------------------------------

One Local Limited Partnership, Lake Village Apartments, L.P., ("Lake Village") (see Note 6 below) has experienced operational issues and as such the Partnership has made advances which totaled $124,359 as of December 31, 2005. During the three months ended June 30, 2005 no advances were made, during the six months ended September 30, 2005, $31,477 of cash advances were made to Lake Village, and during the nine months ended December 31, 2005, an additional $81,232 of cash advances were made but the Partnership had been reflecting $20,839 owed to Lake Village in insurance proceeds that the Partnership was retaining until they were needed. The insurance proceeds were netted against the $81,232 advance made during the nine months ended December 31, 2005. As of December 31, 2005 the total advances made to Lake Village were $124,359 all of which had been reserved against since it was determined that they were uncollectible.

At December 31, September 30, June 30, and March 31, 2005, loans receivable of $78,807, $78,807, $78,807, and $78,807, respectively, were due from Local
Limited Partnerships in which the Partnership owns a 99.98% interest. At December 31, September 30, June 30, and March 31, 2005, one of the loans in the amount of $78,807, $78,807, $78,807 and $78,807, respectively, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. That note is due from one Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20. The original first mortgage note has since been refinanced and the management company was changed. With these two factors in consideration the Local Limited Partnership is cash flowing and is expected to make a payment on the promissory note during the Partnership's third quarter.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2005, SEPTEMBER 30, 2005 AND
                                DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
---------------------------------------------------------

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

Beginning in November 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village. As of June 2008, the Partnership has advanced Lake Village approximately $184,504 all of whose have been fully reserved and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt. These negotiations have continued through April 2008 and during that period, no principal and interest payments have been made. IHDA has expressed that they have no interest in restructuring the mortgage and have proposed that Lake Village Apartments pay $1,250,000 to IHDA in full and final satisfaction of their existing first and second mortgages. The General Partner is pursuing a sale of the Lake Village Apartments to meet IHDA's request in order to avoid a foreclosure and recapture event to the investors. An appraisal received in April 2008 indicates a current market value of $480,000. If the General Partner is unable to consummate a sale of this asset, IHDA could institute a foreclosure procedure and the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. Although the possibility exists of tax credit recapture, management feels the possibility is remote and is still determining the possible dollar impact, if any. Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, the three and six months ended September 30, 2005 and 2004, and the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2005 consisted primarily of $697,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $10,814,000 and due from affiliates of $79,000. Liabilities at June 30, 2005 consisted of $99,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates, $12,000 due to a Local Limited Partnership and $5,500 in accrued expenses.

The Partnership's assets at September 30, 2005 consisted primarily of $662,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $10,591,000 and due from affiliates of $79,000. Liabilities at September 30, 2005 consisted of $107,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates, $12,000 due to a Local Limited Partnership and $5,500 in accrued expenses.

The Partnership's assets at December 31, 2005 consisted primarily of $562,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $10,370,000 and due from affiliates of $79,000. Liabilities at December 31, 2005 consisted of $84,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates, $12,000 due to a Local Limited Partnership and $5,500 in accrued expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(322,000), reflecting an increase of approximately $(29,000) from the net loss of $(293,000) for the three months ended June 30, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(90,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the Partnership compared to the current carrying value of each of the investments to the Partnership . There was a decrease of equity in losses of Local Limited Partnerships of $44,000 to $(208,000) for the three months ended June 30, 2005 from $(252,000) for the three months ended June 30, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally the accounting and legal fees decreased by $9,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to the timing of when the accounting work is performed. The reporting fees increased by $2,000 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow allows for the payment. The asset management fees decreased by $1,000 while other operating expenses decreased by $5,000.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 The Partnership's net loss for the three months ended September 30, 2005 was $(265,000), reflecting a decrease of approximately $16,000 from the net loss of $(281,000) for the three months ended September 30, 2004. There was a decrease of equity in losses of Local Limited Partnerships of $44,000 to $(208,000) for the three months ended September 30, 2005 from $(252,000) for the three months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the varying operations of each of the thirteen Local Limited Partnerships. There was an increase of $(31,000) in write off of advances to Local Limited Partnerships for the three months ended September 30, 2005, due to advances that were made during the three months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended September 30, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. The accounting and legal fees decreased by $3,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. As discussed in the above paragraph, the accounting expense difference is a timing issue. The reporting fees increased by $4,000 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow allows for the payment. Additionally other operating expenses increased by $(4,000).

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004 The Partnership's net loss for the six months ended September 30, 2005 was $(587,000), reflecting an increase of approximately $(12,000) from the net loss of $(575,000) for the six months ended September 30, 2004. The increase in net loss was due to an increase in impairment loss of $(90,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments to the Partnership compared to the current carrying value of each of the investments to the Partnership. The increase in impairment loss was offset by a decrease of equity in losses of Local Limited Partnerships of $88,000 to $(416,000) for the six months ended September 30, 2005 from $(504,000) for the six months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the varying operations of each of the thirteen Local Limited Partnerships. There was an increase of $(31,000) in write off of advances to Local Limited Partnerships for the six months ended September 30, 2005, due to advances being made during the six months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the six months ended September 30, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. Reporting fees increased by $6,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow allows for the payment. Additionally the accounting and legal fees decreased by $12,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the timing of when accounting work is performed. The other operating expenses also decreased by $1,000.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004 The Partnership's net loss for the three months ended December 31, 2005 was $(299,000), reflecting an increase of approximately $(3,000) from the net loss of $(296,000) for the three months ended December 31, 2004. There was a decrease of equity in losses of Local Limited Partnership of $44,000 to $(208,000) for the three months ended December 31, 2005 from $(252,000) for the three months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the varying operations of each of the thirteen Local Limited Partnerships. There was also an increase of $(60,000) in write off of advances to Local Limited Partnerships for the three months ended December 31, 2005 due to advances made during the three months ended December 31, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended December 31, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. The accounting and legal fees decreased by $11,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. As discussed above, the accounting expense difference is a timing issue. The other operating expenses also decreased by $2,000.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004 The Partnership's net loss for the nine months ended December 31, 2005 was $(886,000), reflecting an increase of approximately $(15,000) from the net loss of $(871,000) for the nine months ended December 31, 2004. There was an increase in impairment loss of $(90,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was a decrease of equity in losses of Local Limited Partnership of $133,000 to $(623,000) for the nine months ended December 31, 2005 from $(756,000) for the nine months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the varying operations of each of the thirteen Local Limited Partnerships. Reporting fees increased by $6,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow allows for payment. Additionally, there was an increase of $(92,000) in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2005. The accounting and legal fees decreased by $23,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the timing of when the accounting work is performed. There was also a $4,000 decrease in other operating expenses.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004 Net cash used during the three months ended June 30, 2005 was $(77,000), compared to net cash used during the three months ended June 30, 2004 of $(50,000) reflecting a change of $(27,000). During the three months ended June 30, 2005 the Partnership reimbursed the General Partner or its affiliates $(11,000) for expenses that were paid on its behalf compared to $(17,000) that was reimbursed during the three months ended June 30, 2004. During the three months ended June 30, 2005 the Partnership paid $(20,000) in asset management fees to the General Partner compared to $(10,000) for the three months ended June 30, 2004. Additionally, during the three months ended June 30, 2005 the Partnership made capital contributions to Local Limited Partnerships of $(50,000) compared to $(30,000) made during the three months ended June 30, 2004. The Partnership collected $2,000 in reporting fees for the three months ended June 30, 2005 compared to $0 during the three months ended June 30, 2004.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004 Net cash used during the six months ended September 30, 2005 was $(112,000), compared to net cash used during the six months ended September 30, 2004 of $(100,000), reflecting a change of $(12,000). This change was primarily due to $(31,000) advanced to a Local Limited Partnership during the six months ended September 30, 2005 compared to no advances made during the six months ended September 30, 2004. Additionally, during the six months ended September 30, 2005 the Partnership made capital contributions to Local Limited Partnerships of $(50,000) compared to $(63,000) made during the six months ended September 30, 2004. The Partnership collected $0 in reporting fees for the six months ended September 30, 2004 compared to $6,000 during the six months ended September 30, 2005. Additionally during the six months ended September 30, 2005 the Partnership reimbursed the General Partner or its affiliates $(13,000) for expenses that were paid on its behalf compared to $(20,000) that was reimbursed during the six months ended September 30, 2004.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004 Net cash used during the nine months ended December 31, 2005 was $(213,000), compared to net cash used during the nine months ended December 31, 2004 of $(342,000), reflecting a change of $129,000. During the nine months ended December 31, 2005 reflects capital contribution payments to Local Limited Partnerships of $(50,000) compared to $(279,000) in capital contributions made during the nine months ended December 31, 2004. Additionally, during the nine months ended December 31, 2005 the Partnership made advances to Local Limited Partnerships of $(92,000) compared to no advances made during the nine months ended December 31, 2004. During the nine months ended December 31, 2005 the Partnership reimbursed $21,000 of insurance proceeds to one Local Limited Partnership. Finally, during the nine months ended December 31, 2005 the Partnership reimbursed the General partner for expenses it paid on the Partnerships behalf of $(23,000) compared to $(40,000) reimbursed during the nine months ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

      Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  July 24, 2008




By: /s/ Thomas J. Riha
    ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  July 24, 2008