Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2008-07-24
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006
                For the quarterly period ended September 30, 2006
                For the quarterly period ended December 31, 2006

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


                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

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

                  For the quarterly period ended June 30, 2006
                For the quarterly period ended September 30, 2006
                For the quarterly period ended December 31, 2006



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
     As of June 30, 2006, September 30, 2006, December 31, 2006
     and March 31, 2006........................................................4

  Statements of Operations
     For the Three Months Ended June 30, 2006 and 2005.........................5
     For the Three and Six Months Ended September 30, 2006 and 2005............6
     For the Three and Nine Months Ended December 31, 2006 and 2005............7

  Statements of Partners' Equity (Deficit)
     For the Three Months Ended June 30, 2006 .................................8
     For the Six Months Ended September 30, 2006 ..............................8
     For the Nine Months Ended December 31, 2006 ..............................8

  Statements of Cash Flows
     For the Three Months Ended June 30, 2006 and 2005.........................9
     For the Six Months Ended September 30, 2006 and 2005.....................10
     For the Nine Months Ended December 31, 2006 and 2005.....................11

  Notes to Financial Statements...............................................12

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................23

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........26

  Item 4. Controls and Procedures ............................................26

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

  Item 5. Other Information...................................................27

  Item 6. Exhibits............................................................27

  Signatures..................................................................28


                                     WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                           (A California Limited Partnership)

                                                     BALANCE SHEETS
                                                       (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                          JUNE 30, 2006       2006            2006        MARCH 31, 2006
                                                           ------------    ------------    ------------    ------------
ASSETS

Cash                                                       $    509,997    $    533,161    $    476,994    $    530,499
Investments in Local Limited Partnerships, net (Note 2)       7,792,858       6,519,034       6,494,504       9,403,686
Due from affiliates (Note 5)                                     78,807          78,807          78,807          78,807
                                                           ------------    ------------    ------------    ------------
       Total Assets                                        $  8,381,662    $  7,131,002    $  7,050,305    $ 10,012,992
                                                           ============    ============    ============    ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Due to Local Limited Partnerships                        $     12,081    $     12,081    $     12,081    $     12,081
  Accrued Expenses                                                5,500           5,500           5,500           5,500
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                     102,172         102,402         101,978          94,161
                                                           ------------    ------------    ------------    ------------
       Total Liabilities                                   $    119,753    $    119,983    $    119,559    $    111,742
                                                           ============    ============    ============    ============

Partners' equity (deficit):
  General Partner                                                (9,740)        (10,991)        (11,072)         (8,101)
  Limited Partners (25,000 Partnership Units authorized;
    18,850 Partnership Units issued and outstanding)          8,271,649       7,022,010       6,941,818       9,909,351
                                                           ------------    ------------    ------------    ------------


       Total Partners' Equity                                 8,261,909       7,011,019       6,930,746       9,901,250
                                                           ------------    ------------    ------------    ------------

       Total Liabilities and Partners' Equity              $  8,381,662    $  7,131,002    $  7,050,305    $ 10,012,992
                                                           ============    ============    ============    ============


                                     See accompanying notes to financial statements




                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                      2006              2005
                                                  -----------       -----------
                                                  THREE MONTHS      THREE MONTHS
                                                  -----------       -----------

Reporting fees                                    $     2,500       $     1,850
                                                  -----------       -----------

Operating expenses:
  Amortization (Note 2)                                13,505            13,505
  Asset management fees (Note 3)                       14,614            14,614
  Impairment loss (Note 2)                            623,012            89,669
  Legal and accounting fees                             2,042                --
  Write off of advances to Local
     Limited Partnerships (Note 4)                     13,073                --
  Other                                                 4,897             1,504
                                                  -----------       -----------


    Total operating expenses                          671,143           119,292
                                                  -----------       -----------

Loss from operations                                 (668,643)         (117,442)

Equity in losses of Local
 Limited Partnerships (Note 2)                       (974,224)         (207,772)

Interest income                                         3,526             2,995
                                                  -----------       -----------

Net loss                                          $(1,639,341)      $  (322,219)
                                                  ===========       ===========

Net loss allocated to:
  General Partner                                 $    (1,639)      $      (322)
                                                  ===========       ===========

  Limited Partners                                $(1,637,702)      $  (321,897)
                                                  ===========       ===========

Net loss per
  Partnership  Unit                               $       (87)      $       (17)
                                                  ===========       ===========

Outstanding weighted
  Partnership  Units                                   18,850            18,850
                                                  ===========       ===========



                 See accompanying notes to financial statements



                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                   STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                  SEPTEMBER 30, 2006 AND 2005
                                          (UNAUDITED)


                                               2006                          2005
                                     --------------------------    --------------------------
                                        THREE          SIX           THREE           SIX
                                        MONTHS        MONTHS         MONTHS         MONTHS
                                     -----------    -----------    -----------    -----------

Reporting fees                       $    12,500    $    15,000    $     4,500    $     6,350
                                     -----------    -----------    -----------    -----------

Operating expenses:
  Amortization (Note 2)                   10,180         23,685         13,505         27,010
  Asset management fees (Note 3)          14,614         29,228         14,614         29,228
  Impairment loss (Note 2)                    --        623,012             --         89,669
  Legal and accounting fees                2,831          4,873            198            198
  Write off of advances to Local
     Limited Partnerships (Note 4)            --         13,073         31,477         31,477
  Other                                    1,720          6,617          4,849          6,353
                                     -----------    -----------    -----------    -----------

    Total operating expenses              29,345        700,488         64,643        183,935
                                     -----------    -----------    -----------    -----------

Loss  from operations                    (16,845)      (685,488)       (60,143)      (177,585)

Equity in losses of Local
 Limited Partnerships (Note 2)        (1,237,540)    (2,211,764)      (207,762)      (415,534)

Interest income                            3,495          7,021          2,869          5,864
                                     -----------    -----------    -----------    -----------
Net loss                             $(1,250,890)   $(2,890,231)   $  (265,036)   $  (587,255)
                                     ===========    ===========    ===========    ===========

Net loss allocated to:

  General Partner                    $    (1,251)   $    (2,890)   $      (265)   $      (587)
                                     ===========    ===========    ===========    ===========


  Limited Partners                   $(1,249,639)   $(2,887,341)   $  (264,771)   $  (586,668)
                                     ===========    ===========    ===========    ===========

Net loss per

  Partnership Unit                   $       (66)   $      (153)   $       (14)   $       (31)
                                     ===========    ===========    ===========    ===========

Outstanding weighted
  Partnership Units                       18,850         18,850         18,850         18,850
                                     ===========    ===========    ===========    ===========


                        See accompanying notes to financial statements



                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                   STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                          (UNAUDITED)


                                               2006                          2005
                                     --------------------------    --------------------------
                                        THREE          NINE          THREE           NINE
                                       MONTHS         MONTHS         MONTHS         MONTHS
                                     -----------    -----------    -----------    -----------

Reporting fees                       $        --    $    15,000    $        --    $     6,350
                                     -----------    -----------    -----------    -----------

Operating expenses:
  Amortization (Note 2)                    9,809         33,494         13,505         40,515
  Asset management fees (Note 3)          14,614         43,842         14,614         43,842
  Impairment loss (Note 2)                    --        623,012             --         89,669
  Legal and accounting fees                  108          4,981          5,000          5,198
  Write off of advances to Local
     Limited Partnerships (Note 4)        17,199         30,272         60,394         91,871
  Other                                    1,259          7,876            741          7,094
                                     -----------    -----------    -----------    -----------

    Total operating expenses              42,989        743,477         94,254        278,189
                                     -----------    -----------    -----------    -----------

Loss from operations                     (42,989)      (728,477)       (94,254)      (271,839)

Equity in losses of Local
 Limited Partnerships (Note 2)           (40,825)    (2,252,589)      (207,762)      (623,296)

Interest income                            3,541         10,562          3,485          9,349
                                     -----------    -----------    -----------    -----------



Net loss                             $   (80,273)   $(2,970,504)   $  (298,531)   $  (885,786)
                                     ===========    ===========    ===========    ===========

Net loss allocated to:


  General Partner                    $       (80)   $    (2,971)   $      (299)   $      (886)
                                     ===========    ===========    ===========    ===========



  Limited Partners                   $   (80,193)   $(2,967,533)   $  (298,232)   $  (884,900)
                                     ===========    ===========    ===========    ===========

Net loss per


  Partnerships Units                 $        (4)   $      (157)   $       (16)   $       (47)
                                     ===========    ===========    ===========    ===========

Outstanding weighted
  Partnership Units                       18,850         18,850         18,850         18,850
                                     ===========    ===========    ===========    ===========


                        See accompanying notes to financial statements



                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                STATEMENTS OF PARTNERS' EQUITY
        FOR THE THREE MONTHS ENDED JUNE 30, 2006, SIX MONTHS ENDED SEPTEMBER 30, 2006
                           AND NINE MONTHS ENDED DECEMBER 31, 2006
                                         (UNAUDITED)



                           FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                                     GENERAL       LIMITED
                                                     PARTNER       PARTNERS        TOTAL
                                                   -----------    -----------    -----------

Partners' equity (deficit) at March 31, 2006       $    (8,101)   $ 9,909,351    $ 9,901,250

Net loss                                                (1,639)    (1,637,702)    (1,639,341)
                                                   -----------    -----------    -----------

Partners' equity (deficit) at June 30, 2006        $    (9,740)   $ 8,271,649    $ 8,261,909
                                                   ===========    ===========    ===========



                         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
                                                     GENERAL        LIMITED
                                                     PARTNER        PARTNERS        TOTAL
                                                   -----------    -----------    -----------

Partners' equity (deficit) at March 31, 2006       $    (8,101)   $ 9,909,351    $ 9,901,250

Net loss                                                (2,890)    (2,887,341)    (2,890,231)
                                                   -----------    -----------    -----------

Partners' equity (deficit) at September 30, 2006   $   (10,991)   $ 7,022,010    $ 7,011,019
                                                   ===========    ===========    ===========



                         FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
                                                     GENERAL        LIMITED
                                                     PARTNER        PARTNERS        TOTAL
                                                   -----------    -----------    -----------

Partners' equity (deficit) at March 31, 2006      $    (8,101)   $ 9,909,351    $ 9,901,250

Net loss                                               (2,971)    (2,967,533)    (2,970,504)
                                                   -----------    -----------    -----------

Partners' equity (deficit) at December 31, 2006   $   (11,072)   $ 6,941,818    $ 6,930,746
                                                  ===========    ===========    ===========




                        See accompanying notes to financial statements



                         WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                               (A California Limited Partnership)

                                    STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                          (UNAUDITED)

                                                                       2006            2005
                                                                    -----------    -----------
Cash flows from operating activities:
  Net loss                                                          $(1,639,341)   $  (322,219)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                     13,505         13,505
        Impairment loss                                                 623,012         89,669
        Equity in losses of Local Limited Partnerships                  974,224        207,772
        Advances made to a Local Limited  Partnership                   (13,073)            --
        Write off of advances made to Local Limited Partnerships         13,073             --
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                 8,011        (14,690)
                                                                    -----------    -----------
        Net cash used in operating activities                           (20,589)       (25,963)
                                                                    -----------    -----------

Cash Flows provided by (used in) investing activities:
        Capital contributions paid to Local  Limited Partnerships            --        (49,550)
        Distributions received from (reimbursed to) Local Limited
            Partnerships                                                     87         (1,850)
                                                                    -----------    -----------
Net cash provided by (used in) investing activities                          87        (51,400)
                                                                    -----------    -----------

Net decrease in cash                                                    (20,502)       (77,363)

Cash, beginning of period                                               530,499        774,720
                                                                    -----------    -----------

Cash, end of period                                                 $   509,997    $   697,357
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                       $        --    $        --
                                                                    ===========    ===========



                         See accompanying notes to financial statements




                         WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                               (A California Limited Partnership)

                                    STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                          (UNAUDITED)

                                                                       2006           2005
                                                                    -----------    -----------
Cash flows from operating activities:
  Net loss                                                          $(2,890,231)   $  (587,255)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                     23,685         27,010
        Impairment loss                                                 623,012         89,669
        Equity in losses of Local Limited Partnerships                2,211,764        415,534
        Advances made to Local Limited Partnerships                     (13,073)       (31,477)
        Write off of advances made to Local Limited Partnerships         13,073         31,477
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                 8,241         (7,293)
                                                                    -----------    -----------
        Net cash used in operating activities                           (23,529)       (62,335)
                                                                    -----------    -----------

Cash flows provided by (used in) investing activities:
        Capital contributions paid to Local Limited Partnerships             --        (49,550)
        Distributions received from (reimbursed to) Local Limited
             Partnerships                                                26,191           (596)
                                                                    -----------    -----------
Net cash provided by (used in) inventing activities                      26,191        (50,146)
                                                                    -----------    -----------
                                                                          2,662       (112,481)
Net increase (decrease) in cash

Cash, beginning of period                                               530,499        774,720
                                                                    -----------    -----------

Cash, end of period                                                 $   533,161    $   662,239
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                       $        --    $        --
                                                                    ===========    ===========


                         See accompanying notes to financial statements




                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                   STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                          (UNAUDITED)

                                                                      2006            2005
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $(2,970,504)   $  (885,786)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                    33,494         40,515
        Impairment loss                                                623,012         89,669
        Equity in losses of Local Limited Partnerships               2,252,589        623,296
        Advances made to Local Limited Partnerships                    (30,272)       (91,871)
        Write off of advances made to Local Limited Partnerships        30,272         91,871
        Repayment of insurance proceeds                                     --        (20,839)
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                7,817         (9,640)
                                                                   -----------    -----------
        Net cash used in operating activities                          (53,592)      (162,785)
                                                                   -----------    -----------
Cash Flows provided by (used in) investing activities:
      Capital contributions paid to Local Limited Partnerships              --        (49,550)
      Distributions received from (reimbursed to) Local Limited
          Partnerships                                                      87           (596)
                                                                   -----------    -----------
Net cash provided by (used in) investing activities                         87        (50,146)
                                                                   -----------    -----------

Net decrease in cash                                                   (53,505)      (212,931)

Cash, beginning of period                                              530,499        774,720
                                                                   -----------    -----------

Cash, end of period                                                $   476,994    $   561,789
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                      $        --    $        --
                                                                   ===========    ===========


                        See accompanying notes to financial statements

                                              11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Agreement). The General Partner would then be entitles to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2006, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006. As of December 31, 2006 no Housing Complexes had been sold or selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Note 2).

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2006, September 30, 2006, June 30, 2006 and 2005, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2006 and December 31, 2006, one investment account in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2006 and 2005 was $13,505. For the six months ended September 30, 2006 and 2005 amortization expense was $23,685 and $27,010, respectively, and for the nine months ended December 31, 2006 and 2005 it was $33,494 and $40,515, respectively.

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits and the estimated residual value.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.8%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $623,012 and $89,669, during the three months ended June 30, 2006 and 2005, respectively. There were no additional impairment losses for the periods ended September 30, 2006 and 2005 and December 31, 2006 and 2005.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                     FOR THE THREE   FOR THE YEAR
                                                     MONTHS ENDED       ENDED
                                                    JUNE 30, 2006    MARCH 31, 2006
                                                     ------------    ------------
Investments per balance sheet, beginning of period   $  9,403,686    $ 11,122,724
Impairment loss                                          (623,012)        (89,669)
Equity in losses of Local Limited Partnerships           (974,224)     (1,577,954)
Distributions (received from) reimbursed to Local
    Limited Partnerships                                      (87)          2,605
Amortization of capitalized acquisition fees and
    costs                                                (13,505)        (54,020)
                                                     ------------    ------------
Investments per balance sheet, end of period         $  7,792,858    $  9,403,686
                                                     ============    ============

                                                     FOR THE SIX     FOR THE YEAR
                                                     MONTHS ENDED       ENDED
                                                     SEPTEMBER 30,    MARCH 31,
                                                         2006            2006
                                                     ------------    ------------
Investments per balance sheet, beginning of period   $  9,403,686    $ 11,122,724
Impairment loss                                          (623,012)        (89,669)
Equity in losses of Local Limited Partnerships         (2,211,764)     (1,577,954)
Distributions (received from) reimbursed to Local
    Limited Partnerships                                  (26,191)          2,605
Amortization of capitalized acquisition fees and
costs                                                     (23,685)        (54,020)
                                                     ------------    ------------
Investments per balance sheet, end of period         $  6,519,034    $  9,403,686
                                                     ============    ============

                                                     FOR THE NINE    FOR THE YEAR
                                                     MONTHS ENDED       ENDED
                                                     DECEMBER 31,     MARCH 31,
                                                         2006            2006
                                                     ------------    ------------
Investments per balance sheet, beginning of period   $  9,403,686    $ 11,122,724
Impairment loss                                          (623,012)        (89,669)
Equity in losses of Local Limited Partnerships         (2,252,589)     (1,577,954)
Distributions (received from) reimbursed to Local
    Limited Partnerships                                      (87)          2,605
Amortization of capitalized acquisition fees and
costs                                                     (33,494)        (54,020)
                                                     ------------    ------------
Investments per balance sheet, end of period         $  6,494,504    $  9,403,686
                                                     ============    ============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                                FOR THE THREE    FOR THE YEAR
                                                                MONTHS ENDED         ENDED
                                                                JUNE 30, 2006   MARCH 31, 2006
                                                                -------------   -------------
Investments in Local Limited Partnerships, net                  $   6,499,275   $   8,096,598
Acquisition fees and costs, net of accumulated amortization
  of $402,917 and $389,412                                          1,293,583       1,307,088
                                                                -------------   -------------
Investments per balance sheet, end of period                    $   7,792,858   $   9,403,686
                                                                =============   =============

                                                                FOR THE SIX      FOR THE YEAR
                                                                MONTHS ENDED        ENDED
                                                                SEPTEMBER 30,     MARCH 31,
                                                                    2006            2006
                                                                -------------   -------------
Investments in Local Limited Partnerships, net                  $   5,586,596   $   8,096,598
Acquisition fees and costs, net of accumulated amortization
  of $764,062 and $389,412                                            932,438       1,307,088
                                                                -------------   -------------
Investments per balance sheet, end of period                    $   6,519,034   $   9,403,686
                                                                =============   =============

                                                                FOR THE NINE    FOR THE YEAR
                                                                MONTHS ENDED        ENDED
                                                                DECEMBER 31,      MARCH 31,
                                                                    2006             2006
                                                                -------------   -------------
Investments in Local Limited Partnerships, net                  $   5,571,875   $   8,096,598
Acquisition fees and costs, net of accumulated amortization
  of $773,871 and $389,412                                            922,629       1,307,088
                                                                -------------   -------------
Investments per balance sheet, end of period                    $   6,494,504   $   9,403,686
                                                                =============   =============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                      2006              2005
                                                   -----------      -----------
Revenues                                           $   820,000      $   758,000
                                                   -----------      -----------
Expenses:
  Interest expense                                     230,000          205,000
  Depreciation and amortization                        272,000          278,000
  Impairment expense                                   837,000               --
  Operating expenses                                   455,000          484,000
                                                   -----------      -----------
    Total expenses                                   1,794,000          967,000
                                                   -----------      -----------

Net loss                                           $  (974,000)     $  (209,000)
                                                   ===========      ===========
Net loss allocable to the Partnership              $  (974,000)     $  (208,000)
                                                   ===========      ===========
Net loss recorded by the Partnership               $  (974,000)     $  (208,000)
                                                   ===========      ===========

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                      2006              2005
                                                   -----------      -----------
Revenues                                           $ 1,641,000      $ 1,517,000
                                                   -----------      -----------
Expenses:
  Interest expense                                     460,000          409,000
  Depreciation and amortization                        544,000          555,000
  Impairment expense                                 1,674,000               --
  Operating expenses                                   910,000          968,000
                                                   -----------      -----------
Total expenses                                       3,588,000        1,932,000
                                                   -----------      -----------

Net loss                                           $(1,947,000)     $  (415,000)
                                                   ===========      ===========
Net loss allocable to the Partnership              $(1,947,000)     $  (416,000)
                                                   ===========      ===========
Net loss recorded by the Partnership               $(2,212,000)     $  (416,000)
                                                   ===========      ===========

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                      2006             2005
                                                   -----------      -----------
Revenues                                           $ 2,460,000      $ 2,275,000
                                                   -----------      -----------
Expenses:
  Interest expense                                     690,000          614,000
  Depreciation and amortization                        816,000          833,000
  Impairment expense                                 2,511,000               --
  Operating expenses                                 1,365,000        1,452,000
                                                   -----------      -----------
Total expenses                                       5,382,000        2,899,000
                                                   -----------      -----------

Net loss                                           $(2,922,000)     $  (624,000)
                                                   ===========      ===========

Net loss allocable to the Partnership              $(2,921,000)     $  (623,000)
                                                   ===========      ===========
Net loss recorded by the Partnership               $(2,253,000)     $  (623,000)
                                                   ===========      ===========

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

      (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $396,871, $387,062, $265,818 and $254,821 as of December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

      (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $377,000, $377,000, $137,099, and $134,591 as of
            December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

      (c) An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,614 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $29,228. Management fees of $43,842 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $10,042 and $20,084 of those fees during the three months ended June 30, 2006 and 2005, respectively. During the six months ended September 30, 2006 and 2005 the Partnership paid $20,084 and $30,126, respectively, of those fees. During the nine months ended December 31, 2006 and 2005 the Partnership paid $31,334 and $40,168, respectively, of those fees.

      (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

      (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 and $10,725 during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005 the Partnership reimbursed operating expenses of approximately $8,892 and $12,942, respectively. For the nine months ended December 31, 2006 and 2005, operating expense reimbursements were $14,042 and $23,007, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                  JUNE 30,    SEPTEMBER 30, DECEMBER 31,   MARCH 31,
                                    2006         2006          2006          2006
                                -----------   -----------   -----------   -----------

Accrued asset management fees   $    93,114   $    97,686   $   101,050   $    88,542
Payable to Local Limited
    Partnership                          64            64            64            64
Expenses paid by the General
    Partners or an
    affiliates on
    behalf of the Partnership         8,994         4,652           864         5,555
                                -----------   -----------   -----------   -----------
Total                           $   102,172   $   102,402   $   101,978   $    94,161
                                ===========   ===========   ===========   ===========


NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). As of all periods presented, $12,081 of capital contributions remain payable.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 5 - DUE FROM AFFILIATES
----------------------------

One Local Limited Partnership, Lake Village Apartments, L.P., ("Lake Village") (see Note 6 below) has experienced operational issues and as such the Partnership has made advances which totaled $177,172 as of December 31, 2006. During the three months ended June 30, 2006 advances of $13,073 were made. During the nine months ended December 31, 2006 advances of $30,272 were made which totals the advances to $177,172 all of which had been reserved against since it was determined that they were uncollectible.

At December 31, September 30, June 30, and March 31, 2006, loans receivable of $78,807, $78,807, $78,807, and $78,807, respectively, were due from Local
Limited Partnerships in which the Partnership owns a 99.98% interest. At December 31, September 30, June 30, and March 31, 2006, one of the loans in the amount of $78,807, $78,807, $78,807 and $78,807, respectively, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. That note is due from one Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20. The original first mortgage note has since been refinanced and the management company was changed. With these two factors in consideration the Local Limited Partnership is cash flowing and is expected to make a payment on the promissory note during the Partnership's third quarter.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, CONTINUED
--------------------------------------------------------------------

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt. These negotiations have continued through April 2008 and during that period, no principal and interest payments have been made. IHDA has expressed that they have no interest in restructuring the mortgage and have proposed that Lake Village Apartments pay $1,250,000 to IHDA in full and final satisfaction of their existing first and second mortgages. The General Partner is pursuing a sale of the Lake Village Apartments to meet IHDA's request in order to avoid a foreclosure and recapture event to the investors. An appraisal received in April 2008 indicates a value of current market value of $480,000. If the General Partner is unable to consummate a sale of this asset, IHDA could institute a foreclosure procedure and the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2006 consisted primarily of $510,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $7,793,000 and due from affiliates of $79,000. Liabilities at June 30, 2006 consisted of $102,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates, due to Local Limited Partnerships of $12,000 and accrued expenses of $5,500.

The Partnership's assets at September 30, 2006 consisted primarily of $533,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $6,519,000 and due from affiliates of $79,000. Liabilities at September 30, 2006 consisted of $102,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates, due to Local Limited Partnerships of $12,000 and accrued expenses of $5,500.

The Partnership's assets at December 31, 2006 consisted primarily of $477,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $6,495,000 and due from affiliates of $79,000. Liabilities at December 31, 2006 consisted of $102,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates, due to Local Limited Partnerships of $12,000 and accrued expenses of $5,500.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(1,639,000), reflecting an increase of approximately $(1,317,000) from the net loss of $(322,000) for the three months ended June 30, 2005. The increase was due to the increase in impairment loss of $(533,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was a increase of $(13,000) in write off of advances to Local Limited Partnerships for the three months ended June 30, 2006 due to an advance being made during the three months ended June 30, 2006 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended June 30, 2005. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. There was also an increase of equity in losses of Local Limited Partnerships of $(766,000) to $(974,000) for the three months ended June 30, 2006 from $(208,000) for the three months ended June 30, 2005. That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P.. The audited financial statements for this Local Limited Partnership for the year ended December 31, 2006 recorded approximately $3,200,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the three months ended June 30, 2006 compared to no Local Limited Partnerships impairment expense for the three months ended June 30, 2005. The accounting and legal fees increased by $(2,000) for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, the accounting expense difference is the timing of when the work is performed. The other operating expenses also increased by $(3,000).

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005 The Partnership's net loss for the three months ended September 30, 2006 was $(1,251,000), reflecting an increase of approximately $(986,000) from the net loss of $(265,000) for the three months ended September 30, 2005. There was an increase of equity in losses of Local Limited Partnerships of $(1,030,000) to $(1,238,000) for the three months ended September 30, 2006 from $(208,000) for the three months ended September 30, 2005. That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village. The audited financial statements for the year ended December 31, 2006 this Local Limited Partnership recorded approximately $3,200,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the three months ended September 30, 2006 compared to no Local Limited Partnerships impairment expense for the three months ended September 30, 2005. The amortization expense decreased by $3,000 due to the fact that the impairment expense from Lake Village brought the investment balance in Lake Village to zero and as such the acquisition costs and fees associated with that Lake Village were written down to zero therefore reducing amortization expense beginning in the three months ended September 30, 2006. There was a decrease of $31,000 in write off of advances to Local Limited Partnerships for the three months ended September 30, 2006 due to an advance being made during the three months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended September 30, 2006. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The reporting fee income increased by $8,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal fees increased by $(2,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as discussed above with the June comparison the accounting expense difference is the timing of when the work is performed. The other operating expenses decreased by $3,000.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005 The Partnership's net loss for the six months ended September 30, 2006 was $(2,890,000), reflecting an increase of approximately $(2,303,000) from the net loss of $(587,000) for the six months ended September 30, 2005. The increase in net loss was due to an increase in impairment loss of $(533,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally there was an increase in equity in losses of Local Limited Partnerships of $(1,796,000) to $(2,212,000) for the six months ended September 30, 2006 from $(416,000) for the six months ended September 30, 2005. That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village. The audited financial statements for the year ended December 31, 2006 for this Local Limited Partnership had approximately $3,200,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the six months ended September 30, 2006 compared to no Local Limited Partnerships impairment expense for the six months ended September 30, 2005. The amortization expense decreased by $3,000 due to the fact that the impairment expense from Lake Village brought the investment balance in Lake Village to zero and as such the acquisition costs and fees associated with that Local Limited Partnerships were written down to zero therefore reducing amortization expense beginning in the six months ended September 30, 2006. There was a decrease of $18,000 in write off of advances to Local Limited Partnerhips for the six months ended September 30, 2006 due to an advance of $31,000 being made during the six months ended September 30, 2005 and reserved for in the same quarter compared to $13,000 advanced and reserved in the six months ended September 30, 2006. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The reporting fee income increased by $9,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally the accounting and legal fees increased by $(5,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of when the accounting work is performed. Interest income also increased by $1,000.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005 The Partnership's net loss for the three months ended December 31, 2006 was $(80,000), reflecting a decrease of approximately $219,000 from the net loss of $(299,000) for the three months ended December 31, 2005. The accounting and legal fees decreased by $5,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, the accounting expense difference is a timing issue. There was a decrease of equity in losses of Local Limited Partnerships of $167,000 to $(41,000) for the three months ended December 31, 2006 from $(208,000) for the three months ended December 31, 2005. That decrease is due to the investment balance of one Local Limited Partnership reaching zero as of December 31, 2006 and since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The amortization expense decreased by $3,000 due to the investment balance that reached zero and as the acquisition costs and fees associated with that Local Limited Partnerships were written down to zero therefore reducing amortization expense. There was a decrease of $43,000 in bad debt expense for the three months ended December 31, 2006 due to a $(60,000) advance being made during the three months ended December 31, 2005 and reserved for in the same quarter compared to a $(17,000) advance which was reserved for in the three months ended December 31, 2006. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005 The Partnership's net loss for the nine months ended December 31, 2006 was $(2,971,000), reflecting an increase of approximately $(2,085,000) from the net loss of $(886,000) for the nine months ended December 31, 2005. There was an increase of equity in losses of Local Limited Partnerships by $(1,630,000) to $(2,253,000) for the nine months ended December 31, 2006 from $(623,000) for the nine months ended December 31, 2005. That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village. The audited financial statements for the year ended December 31, 2006 for this Local Limited Partnership had approximately $3,200,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the nine months ended December 31, 2006 compared to no lower tier impairment expense for the nine months ended December 31, 2005. The amortization decreased by $7,000 due to the acquisition costs and fees associated with the investment balance that reached zero were written down to zero therefore reducing amortization expense. Also contributing to the increase in net loss was the $(533,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also a decrease of $62,000 in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2006 due to $92,000 advance being made during the nine months ended December 31, 2005 and reserved for in the same nine month period compared to $30,000 advanced and reserved for the nine months ended December 31, 2006. The reporting fee income increased by $9,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005 Net cash used during the three months ended June 30, 2006 was $(21,000), compared to net cash used during the three months ended June 30, 2005 of $(77,000), reflecting a change of $56,000 primarily due to $(50,000) paid to Local Limited Partnerships for capital contributions for the three months ended June 30, 2005 compared to no capital contributions being paid for the three months ended June 30, 2006. There was also $13,000 advanced to a Local Limited Partnership that was experiencing operational issues during the three months ended June 30, 2006 compared to no advances having to be made during the three months ended June 30, 2005. During the three months June 30, 2006 the Partnership reimbursed $0 to the General Partner or its affiliates for expenses that were paid on its behalf compared to the $11,000 that was reimbursed during the three months ended June 30, 2005. Additionally during the three months ended June 30, 2006 the Partnership paid $10,000 in asset management fees compared to $20,000 for the three months ended June 30, 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005 Net cash provided during the six months ended September 30, 2006 was $3,000 compared to net cash used during the six months ended September 30, 2005 of $(112,000), reflecting a change of $115,000 due primarily to $(50,000) paid to Local Limited Partnerships for capital contributions for the six months ended September 30, 2005 compared to no capital contributions being paid for the six months ended September 30, 2006. During the six months ended September 30, 2005 the Partnership advanced $31,000 to a Local Limited Partnership that was experiencing operational issues compared to $13,000 in advances being made during the six months ended September 30, 2005. During the six months ended September 30, 2006 the Partnership received $26,000 more in distributions. The distribution was paid in error and was returned to the Local Limited Partnership in the following quarter. During the six months September 30, 2006 the Partnership reimbursed $9,000 to the General Partner or its affiliates for expenses that were paid on its behalf compared to the $13,000 that was reimbursed during the six months ended September 30, 2005. Additionally during the six months ended September 30, 2006 the Partnership paid $20,000 in asset management fees compared to $30,000 for the six months ended September 30, 2005. There was also an additional $9,000 in reporting fees collected during the six months ended September 30, 2006 compared to the six months ended September 30, 2005.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005 Net cash used during the nine months ended December 31, 2006 was $(54,000), compared to net cash used during the nine months ended December 31, 2005 of $(213,000), reflecting a change of $159,000 due in large part to $(50,000) paid to Local Limited Partnerships for capital contributions for the nine months ended December 31, 2005 compared to no capital contributions being paid for the nine months ended December 31, 2006. During the nine months ended December 31, 2005 the Partnership advanced $92,000 to a Local Limited Partnership that was experiencing operational issues compared to $30,000 advances during the nine months ended December 31, 2006. During the nine months ended December 31, 2005 the Partnership reimbursed $21,000 of insurance proceeds to one Local Limited Partnership. During the nine months December 31, 2006 the Partnership reimbursed $14,000 to the General Partner or its affiliates for expenses that were paid on its behalf compared to the $23,000 that was reimbursed during the nine months ended December 31, 2005. Additionally during the nine months ended December 31, 2006 the Partnership paid $31,000 in asset management fees compared to $40,000 for the nine months ended December 31, 2005. There was also an additional $9,000 in reporting fees collected during the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005.

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

      Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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