Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2008-07-24
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007
                For the quarterly period ended September 30, 2007

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

Yes ___ No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer__X__ Smaller reporting company___


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No _X_

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007
                             AND SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
             As of June 30, 2007, September 30, 2007 and March 31, 2007........3

     Statements of Operations
             For the Three Months Ended June 30, 2007 and 2006.................4
             For the Three and Six Months Ended September 30, 2007 and 2006....5

     Statement of Partners' Equity (Deficit)
             For the Three Months Ended June 30, 2007 .........................6
             For the Six Months Ended September 30, 2007 ......................6

     Statements of Cash Flows
             For the Three Months Ended June 30, 2007 and 2006.................7
             For the Six Months Ended September 30, 2007 and 2006..............8

        Notes to Financial Statements..........................................9

        Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................19

        Item 3. Quantitative and Qualitative Disclosures About Market Risk....21

        Item 4. Controls and Procedures  .....................................21

        Item 4T. Controls and Procedures  ....................................22


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................22

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......22

     Item 3. Defaults Upon Senior Securities..................................22

     Item 4. Submission of Matters to a Vote of Security Holders..............22

     Item 5. Other Information................................................22

     Item 6. Exhibits.........................................................22

     Signatures...............................................................23


                                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                            (A California Limited Partnership)

                                                      BALANCE SHEETS
                                                       (UNAUDITED)



                                                                    JUNE 30, 2007     SEPTEMBER 30, 2007    MARCH 31, 2007
                                                                    -------------     ------------------    --------------
ASSETS

Cash                                                                 $   471,195         $   467,969         $   480,463
Investments in Local Limited Partnerships, net (Note 2)                6,117,781           6,049,121           6,432,606
Due from affiliates (Note 5)                                              78,807              78,807              78,807
                                                                     -----------         -----------         -----------

Total Assets                                                         $ 6,667,783         $ 6,595,897         $ 6,991,876
                                                                     ===========         ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Due to Local Limited Partnerships                                  $    12,081         $    12,081         $    12,081
  Accrued expenses                                                         5,500              15,265               5,500
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                              121,701             125,618             118,179
                                                                     -----------         -----------         -----------
Total Liabilities                                                    $   139,282         $   152,964         $   135,760
                                                                     ===========         ===========         ===========

Partners' equity (deficit):
  General Partner                                                    $   (11,473)        $   (11,559)        $   (11,146)
  Limited Partners (25,000 Partnership Units authorized;
    18,850 Partnership Units issued and outstanding)                   6,539,974           6,454,492           6,867,262
                                                                     -----------         -----------         -----------

                 Total Partners' Equity                                6,528,501           6,442,933           6,856,116
                                                                     -----------         -----------         -----------
                        Total Liabilities and Partners'Equity        $ 6,667,783         $ 6,595,897         $ 6,991,876
                                                                     ===========         ===========         ===========

                                     See accompanying notes to financial statements



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)




                                               2007                2006
                                            -----------         -----------
                                           THREE MONTHS        THREE MONTHS
                                            -----------         -----------
Reporting fees                              $     3,849         $     2,500
                                            -----------         -----------

Operating expenses:
  Amortization (Note 2)                           9,809              13,505
  Asset management fees (Note 3)                 14,614              14,614
  Impairment loss (Note 2)                      247,227             623,012
  Legal and accounting fees                         224               2,042
  Write off of advances to Local
       Limited Partnerships (Note 5)              5,232              13,073
  Other                                           1,433               4,897
                                            -----------         -----------

    Total operating expenses                    278,539             671,143
                                            -----------         -----------

Loss from operations                           (274,690)           (668,643)

Equity in losses of Local
 Limited Partnerships (Note 2)                  (57,789)           (974,224)

Interest income                                   4,864               3,526
                                            -----------         -----------

Net loss                                    $  (327,615)        $(1,639,341)
                                            ===========         ===========

Net loss allocated to:
  General Partner                           $      (327)        $    (1,639)
                                            ===========         ===========

  Limited Partners                          $  (327,288)        $(1,637,702)
                                            ===========         ===========


Net loss per Partnership Unit               $       (17)        $       (87)
                                            ===========         ===========

Outstanding weighted
  Partnership Units                              18,850              18,850
                                            ===========         ===========

                 See accompanying notes to financial statements





                                   WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                         (A California Limited Partnership)

                                              STATEMENTS OF OPERATIONS
                                     FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                            SEPTEMBER 30, 2007 AND 2006
                                                    (UNAUDITED)


                                                        2007                                      2006
                                           -------------------------------         -------------------------------
                                             THREE                 SIX                THREE               SIX
                                             MONTHS               MONTHS              MONTHS             MONTHS
                                           -----------         -----------         -----------         -----------

Reporting fees                             $     8,769         $    12,618         $    12,500         $    15,000
                                           -----------         -----------         -----------         -----------

Operating expenses:
  Amortization (Note 2)                          9,809              19,618              10,180              23,685
  Asset management fees (Note 3)                14,614              29,228              14,614              29,228
  Impairment loss (Note 2)                          --             247,227                  --             623,012
  Legal and accounting fees                     12,520              12,744               2,831               4,873
  Write off of advances to Local
      Limited Partnerships (Note 5)              2,100               7,332                  --              13,073
  Other                                            485               1,919               1,720               6,617
                                           -----------         -----------         -----------         -----------

    Total operating expenses                    39,528             318,068              29,345             700,488
                                           -----------         -----------         -----------         -----------

Loss from operations                           (30,759)           (305,450)            (16,845)           (685,488)

Equity in losses of Local
 Limited Partnerships (Note 2)                 (57,790)           (115,579)         (1,237,540)         (2,211,764)

Interest income                                  2,982               7,846               3,495               7,021
                                           -----------         -----------         -----------         -----------
 Net loss                                  $   (85,567)        $  (413,183)        $(1,250,890)        $(2,890,231)
                                           ===========         ===========         ===========         ===========

Net loss allocated to:
  General Partner                          $       (86)        $      (413)        $    (1,251)        $    (2,890)
                                           ===========         ===========         ===========         ===========

  Limited Partners                         $   (85,481)        $  (412,770)        $(1,249,639)        $(2,887,341)
                                           ===========         ===========         ===========         ===========

Net loss per
  Partnership Unit                         $        (5)        $       (22)        $       (66)        $      (153)
                                           ===========         ===========         ===========         ===========

Outstanding weighted
  Partnership Units                             18,850              18,850              18,850              18,850
                                           ===========         ===========         ===========         ===========

                                  See accompanying notes to financial statements



                             WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                   (A California Limited Partnership)

                                STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                              FOR THE THREE MONTHS ENDED JUNE 30, 2007, AND
                                 THE SIX MONTHS ENDED SEPTEMBER 30, 2007
                                               (UNAUDITED)


                                FOR THE THREE MONTHS ENDED JUNE 30, 2007

                                                     GENERAL              LIMITED
                                                     PARTNER              PARTNERS            TOTAL
                                                    -----------         -----------         -----------

Partners' equity (deficit) at March 31, 2007        $   (11,146)        $ 6,867,262         $ 6,856,116

Net loss                                                   (327)           (327,288)           (327,615)
                                                    -----------         -----------         -----------


Partners' equity (deficit) at June 30, 2007         $   (11,473)        $ 6,539,974         $ 6,528,501
                                                    ===========         ===========         ===========



                               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007

                                                     GENERAL              LIMITED
                                                     PARTNER              PARTNERS            TOTAL
                                                    -----------         -----------         -----------

Partners' equity (deficit) at March 31, 2007        $   (11,146)        $ 6,867,262         $ 6,856,116

Net loss                                                   (413)           (412,770)           (413,183)
                                                    -----------         -----------         -----------


Partners' equity (deficit) at September 30, 2007    $   (11,559)        $ 6,454,492         $ 6,442,933
                                                    ===========         ===========         ===========



                             See accompanying notes to financial statements





                              WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                                    (A California Limited Partnership)

                                         STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                               (UNAUDITED)

                                                                           2007                2006
                                                                        -----------         -----------
Cash flows from operating activities:
  Net loss                                                              $  (327,615)        $(1,639,341)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          9,809              13,505
        Equity in losses of Local Limited Partnerships                       57,789             974,224
        Advances made to Local Limited Partnerships                          (5,232)            (13,073)
        Write off of advances made to Local Limited Partnerships              5,232              13,073
        Impairment loss                                                     247,227             623,012
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     3,522               8,011
                                                                        -----------         -----------
        Net cash used in operating activities                                (9,268)            (20,589)
                                                                        -----------         -----------

Cash flow provided by investing activities:
      Distributions received from Local Limited Partnerships                     --                  87
                                                                        -----------         -----------
Net cash provided by investing activities                                        --                  87
                                                                        -----------         -----------

Net decrease in cash                                                         (9,268)            (20,502)

Cash, beginning of period                                                   480,463             530,499
                                                                        -----------         -----------

Cash, end of period                                                     $   471,195         $   509,997
                                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $        --         $        --
                                                                        ===========         ===========

                             See accompanying notes to financial statements





                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                            2007                2006
                                                                        -----------         -----------
Cash flows from operating activities:
  Net loss                                                              $  (413,183)        $(2,890,231)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                         19,618              23,685
        Equity in losses of Local Limited Partnerships                      115,579           2,211,764
        Impairment loss                                                     247,227             623,012
        Advances made to Local Limited Partnerships                          (7,332)            (13,073)
        Write off of advances made to Local Limited Partnerships              7,332              13,073
        Change in accrued expenses                                            9,765                  --
        Change in accrued fees and expenses due to:
           General Partner and affiliates                                     7,439               8,241
                                                                        -----------         -----------
        Net cash used in operating activities                               (13,555)            (23,529)
                                                                        -----------         -----------

Cash flow provided by investing activities:
      Distributions received from Local Limited Partnerships                  1,061              26,191
                                                                        -----------         -----------
Net cash provided by investing activities                                     1,061              26,191
                                                                        -----------         -----------

Net increase (decrease) in cash                                             (12,494)              2,662

Cash, beginning of period                                                   480,463             530,499
                                                                        -----------         -----------

Cash, end of period                                                     $   467,969         $   533,161
                                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $        --         $        --
                                                                        ===========         ===========

                             See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

EXIT STRATEGY

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of September 30, 2007, none of the Local Limited Partnerships had completed their 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007. As of September 30, 2007, no Housing Complexes had been sold or selected for disposition. Subsequent to September 30, 2007 the Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P. for disposition.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(See Note 2) "Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2007 and 2006 and September 30, 2007 and 2006, respectively, have been recorded by the Partnership. Management's estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30 and September 30, 2007 one investment account in a Local Limited Partnership had reached a zero balance.

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

CONCENTRATION OF CREDIT RISK

At June 30, 2007 and September 30, 2007, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

AMORTIZATION

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $9,809 and $13,505, respectively. For the six months ended September 30, 2007 and 2006 amortization expense was $19,618 and $23,685, respectively.

NET LOSS PER PARTNERSHIP UNIT

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

IMPAIRMENT

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

REVENUE RECOGNITION

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30 and September 30, 2007, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $247,227 and $623,012, during the three months ended June 30, 2007 and 2006, respectively. There were no additional impairment losses for the periods ended September 30, 2007 and 2006.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                      FOR THE THREE       FOR THE YEAR
                                                                       MONTHS ENDED           ENDED
                                                                      JUNE 30, 2007       MARCH 31, 2007
                                                                        -----------         -----------
          Investments per balance sheet, beginning of period            $ 6,432,606         $ 9,403,686
          Impairment loss                                                  (247,227)           (623,012)
          Distributions received from Local Limited Partnerships                 --                 (87)
          Equity in losses of Local Limited Partnerships                    (57,789)         (2,304,678)
          Amortization of capitalized acquisition fees and
          costs                                                              (9,809)            (43,303)
                                                                        -----------         -----------
          Investments per balance sheet, end of period                  $ 6,117,781         $ 6,432,606
                                                                        ===========         ===========



                                                                      FOR THE SIX            FOR THE YEAR
                                                                       MONTHS ENDED             ENDED
                                                                    SEPTEMBER 30, 2007     MARCH 31, 2007
                                                                        -----------         -----------
          Investments per balance sheet, beginning of period            $ 6,432,606         $ 9,403,686
          Impairment loss                                                  (247,227)           (623,012)
          Distributions received from Local Limited Partnerships             (1,061)                (87)
          Equity in losses of Local Limited Partnerships                   (115,579)         (2,304,678)
          Amortization of capitalized acquisition fees and
          costs                                                             (19,618)            (43,303)
                                                                        -----------         -----------
          Investments per balance sheet, end of period                  $ 6,049,121         $ 6,432,606
                                                                        ===========         ===========


                                                                           FOR THE THREE MONTHS   FOR THE YEAR
                                                                                  ENDED              ENDED
                                                                               JUNE 30, 2007     MARCH 31, 2007
                                                                                ----------        ----------
          Investments in Local Limited Partnerships, net                        $5,214,770        $5,519,786
          Acquisition fees and costs, net of accumulated amortization of
          $793,489 and $783,680                                                    903,011           912,820
                                                                                ----------        ----------
          Investments per balance sheet, end of period                          $6,117,781        $6,432,606
                                                                                ==========        ==========

                                                                           FOR THE SIX MON        FOR THE YEAR
                                                                                  ENDED              ENDED
                                                                           SEPTEMBER 30, 2007     MARCH 31, 2007
                                                                                ----------        ----------
          Investments in Local Limited Partnerships, net                        $5,155,919        $5,519,786
          Acquisition fees and costs, net of accumulated amortization of
          $803,298 and $783,680                                                    893,202           912,820
                                                                                ----------        ----------
          Investments per balance sheet, end of period                          $6,049,121        $6,432,606
                                                                                ==========        ==========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                      2007              2006
                                                   -----------      ------------
         Revenues                                  $   792,000      $   820,000
                                                   -----------      -----------
         Expenses:
           Interest expense                            213,000          230,000
           Depreciation and amortization               268,000          272,000
           Impairment expense                             --            837,000
           Operating expenses                          460,000          455,000
                                                   -----------      -----------
             Total expenses                            941,000        1,794,000
                                                   -----------      -----------


         Net loss                                  $  (149,000)     $  (974,000)
                                                   ===========      ===========
                                                   $  (154,000)     $  (974,000)
         Net loss allocable to the Partnership
                                                   ===========      ===========
         Net loss recorded by the Partnership      $   (58,000)     $  (974,000)
                                                    ===========      ===========

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                     2007               2006
                                                  -----------      -----------
         Revenues                                 $ 1,585,000      $ 1,641,000
                                                  -----------      -----------
         Expenses:
           Interest expense                           427,000          460,000
           Depreciation and amortization              535,000          544,000
            Impairment expense                             --        1,674,000
           Operating expenses                         920,000          910,000
                                                  -----------      -----------
         Total expenses                             1,882,000        3,588,000
                                                  -----------      -----------

         Net loss                                 $  (297,000)     $(1,947,000)
                                                  ===========      ===========

         Net loss allocable to the Partnership    $  (308,000)     $(1,947,000)
                                                  ===========      ===========
         Net loss recorded by the Partnership     $  (116,000)     $(2,212,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $426,298, $416,489, and $406,680 as of September 30, 2007, June 30,
         2007 and March 31, 2007, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. The acquisitions costs were fully amortized for all periods presented.

(c) An annual asset management fee in an amount not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $14,614 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $29,228. The Partnership paid the General Partner or its affiliates $11,250 and $10,024, of those fees during the three months ended June 30, 2007 and 2006, respectively, and for the six months ended September 30, 2007 and 2006 the Partnership paid $22,500 and $20,084, respectively, of those fees.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2007 and 2006. For the six months ended September 30, 2007 and 2006, the Partnership reimbursed $2,688 and $8,892, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                            JUNE 30,   SEPTEMBER 30,   MARCH 31,
                                              2007         2007           2007
                                            --------     --------       --------

        Accrued asset management fees       $119,028     $122,392       $115,664
        Payable to Local Limited
         Partnerships                             64           64             64
        Expenses paid by the General
           Partners or affiliates on
           behalf of the Partnership           2,609        3,162          2,451
                                            --------     --------       --------
               Total                        $121,701     $125,618       $118,179
                                            ========     ========       ========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). As of all the periods presented, $12,081 remains payable to the Local Limited Partnerships.

NOTE 5 - DUE FROM AFFILIATES

One Local Limited Partnership, Lake Village Apartments, L.P., ("Lake Village") (see Note 6 below) has experienced operational issues and as such the Partnership has made advances which totaled $184,504 and $182,404 as of September 30, 2007 and June 30, 2007, respectively. During the three months ended June 30, 2007 $5,232 in advances were made and during the six months ended September 30, 2007 an additional $2,100 were made to Lake Village. As of September 30, 2007 the total advances made to Lake Village were $184,504 all of which had been reserved against since it was determined that they were uncollectible.

At September 30, 2007, June 30, 2007, and March 31, 2007, loans receivable of $78,807, $78,807, and $78,807, were due from Local Limited Partnerships in which the Partnership owns a 99.98% interest. At September 30, 2007, June 30, 2007, and March 31, 2007, one of the loans in the amount of $78,807, $78,807, and $78,807, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. That note is due from one Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20. The original first mortgage note has since been refinanced and the management company was changed. With these two factors in consideration the Local Limited Partnership is cash flowing and is expected to make a payment on the promissory note during the Partnership's third quarter.

NOTE 6 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

During the year ended March 31, 2002, WNC, the General Partner of the Partnership was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment's loans. As a result of the foregoing, on June 30, 2002, the General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the "Agreement"), whereby the General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new general partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, CONTINUED


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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006 and the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2007 consisted of $471,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $6,118,000 and due from affiliates of $79,000. Liabilities at June 30, 2007 consisted of $122,000 of accrued fees and expenses due to the General Partner and affiliates, $12,000 due to Local Limited Partnerships and accrued expenses of $5,500.

The Partnership's assets at September 30, 2007 consisted of $468,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $6,049,000 and due from affiliates of $79,000. Liabilities at September 30, 2007 consisted of $126,000 of accrued fees and expenses due to the General Partner and affiliates, $12,000 due to Local Limited Partnerships and accrued expenses of $15,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(328,000), reflecting a decrease of approximately $1,311,000 from the net loss of $(1,639,000) for the three months ended June 30, 2006. The decrease in net loss was partially due to the decrease in impairment loss of $376,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. The equity in losses of Local Limited Partnerships decreased by $916,000 to $(58,000) for the three months ended June 30, 2007 from $(974,000) for the three months ended June 30, 2006. That decrease is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P. The fiscal year-end 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense. The independent accounting firm for this Local Limited Partnership determined that the Housing Complex was impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the three months ended June 30, 2006 compared to no impairment expense included in equity in losses of Local

Limited Partnerships for the three months ended June 30, 2007. The amortization expense also decreased by $4,000 due to the fact that the impairment expense from Lake Village brought the investment balance to zero and as such the acquisition costs and fees associated with that Local Limited Partnerships were written down to zero therefore reducing amortization expense. The reporting fees increased by $1,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $8,000 in bad debt expense for the three months ended June 30, 2007 due to an advance being made during the three months ended June 30, 2006 in the amount of $13,000 and reserved for in the same quarter compared to $5,000 advanced and reserved in the three months ended June 30, 2007. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The accounting and legal expenses decreased by $2,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, with the difference being a timing issue. The other operating expenses also decreased by $3,000 and interest income increased by $1,000.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006 The Partnership's net loss for the three months ended September 30, 2007 was $(86,000), reflecting a decrease of approximately $1,165,000 from the net loss of $(1,251,000) for the three months ended September 30, 2006. This is partially due to equity in losses of Local Limited Partnerships decreasing by $1,180,000 to $(58,000) for the three months ended September 30, 2007 from $(1,238,000) for the three months ended September 30, 2006. That decrease is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P. The fiscal year-end 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense as it was determined by its independent accounting firm that the Housing Complex was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the three months ended September 30, 2006 compared to no such expense for the three months ended September 30, 2007. The reporting fees decreased by $(4,000) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was an increase of $(2,000) in bad debt expense for the three months ended September 30, 2007 due to an advance being made during the three months ended September 30, 2007 in the amount of $2,000 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended September 30, 2006. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The accounting and legal expenses increased by $(10,000) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, with the difference due to when the work is performed. Additionally, other operating expenses decreased by $1,000.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006 The Partnership's net loss for the six months ended September 30, 2007 was $(413,000), reflecting a decrease of approximately $2,477,000 from the net loss of $(2,890,000) for the six months ended September 30, 2006. This is partially due to equity in losses of Local Limited Partnerships decreasing by $2,096,000 to $(116,000) for the six months ended September 30, 2007 from $(2,212,000) for the six months ended September 30, 2006. That decrease is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P. The fiscal year-end 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense as it was determined by its independent accounting firm that the Housing Complex was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships for the six months ended September 30, 2006 compared to no such expense for the six months ended September 30, 2007. The amortization expense also decreased by $4,000 due to the fact that the impairment expense from Lake Village brought the investment balance to zero and as such the acquisition costs and fees associated with that Local Limited Partnerships were written down to zero therefore reducing amortization expense. The decrease in net loss was also due to the decrease in impairment loss of $376,000. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. There was also a decrease is the reporting fees of $(2,000) for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $6,000 in bad debt expense for the six months ended September 30, 2007 due to an advance being made during the six months ended September 30, 2006 in the amount of $13,000 and reserved for in the same period compared to $7,000 advanced and reserved in the six months ended September 30, 2007. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. The other operating expenses also decreased by $5,000. The accounting and legal expenses increased by $(8,000) for the six months ended September 30, 2007 compared to the six months ended September 30, 2006, with the difference due to when the work is performed. Interest income also increased by $1,000.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 Net cash used during the three months ended June 30, 2007 was $(9,000), compared to net cash used during the three months ended June 30, 2006 of $(21,000), reflecting a change of $12,000. The change was due to the Partnership advancing $13,000 in funds to a Local Limited Partnership for the three months ended June 30, 2006 compared to only $5,000 being advanced to the same Local Limited Partnership during the three months ended June 30, 2007. Additionally the Partnership collected approximately $4,000 in reporting fees from Local Limited Partnerships for the three months ended June 30, 2007 compared to $2,000 for the three months ended June 30, 2006.

SIX MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006 Net cash used during the six months ended September 30, 2007 was $(12,000), compared to net cash provided during the six months ended September 30, 2006 of $2,000, reflecting a change of $(14,000). During the six months ended September 30, 2007 the reporting fees collected by the Partnership were $(2,000) less than the reporting fees collected during the six months ended September 30, 2006. Additionally, during the six months ended September 30, 2007 the Partnership reimbursed the General Partner or an affiliate $(25,000) for accrued asset management fees and reimbursement of expenses paid on its behalf compared to $(29,000) for the six months ended September 30, 2006. The change was also due to the Partnership advancing $13,000 in funds to a Local Limited Partnership for the six months ended September 30, 2006 compared to only $7,000 being advanced to the same Local Limited Partnership during the three months ended September 30, 2007. During the six months ended September 30, 2007 the distributions collected by the Partnership were $(1,000), compared to distributions collected during the six months ended September 30, 2006 of $(26,000).

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2007 and September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

By:      WNC & Associates, Inc.,
         General Partner




By: /S/ WILFRED N. COOPER, JR.
   ---------------------------
   Wilfred N. Cooper, Jr.
   President and Chief Executive
   Officer of WNC & Associates, Inc.

Date: July 24, 2008





By:  /S/ THOMAS J. RIHA
    ---------------------
    Thomas J. Riha
    Senior Vice-President - Chief Financial
    Officer of WNC & Associates, Inc.

Date: July 24, 2008