Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2008-07-24
CIK 1084067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]No [X]

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
     As of December 31, 2007 and March 31, 2007................................3

  Statements of Operations
     For the Three and Nine Months Ended December 31, 2007 and 2006............4

  Statement of Partners' Equity (Deficit)
     For the Nine Months Ended December 31, 2007 ..............................5

  Statements of Cash Flows
     For the Nine Months Ended December 31, 2007 and 2006......................6

  Notes to Financial Statements................................................7

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........17

  Item 4. Controls and Procedures ............................................17

  Item 4T. Controls and Procedures ...........................................18

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........18

  Item 3. Defaults Upon Senior Securities.....................................18

  Item 4. Submission of Matters to a Vote of Security Holders.................18

  Item 5. Other Information...................................................18

  Item 6. Exhibits............................................................18

  Signatures..................................................................19


                    WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                          (A California Limited Partnership)

                                    BALANCE SHEETS
                                      (UNAUDITED)

                                                          DECEMBER 31,     MARCH 31,
                                                              2007           2007
                                                           -----------    -----------
ASSETS

Cash                                                       $   467,242    $   480,463
Investments in Local Limited Partnerships, net (Note 2)      5,981,523      6,432,606
Due from affiliates (Note 5)                                    78,807         78,807
                                                           -----------    -----------

Total Assets                                               $ 6,527,572    $ 6,991,876
                                                           ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Due to Local Limited Partnerships (Note 4 )             $    12,081    $    12,081
   Accrued expenses                                             15,265          5,500
   Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                    137,186        118,179
                                                           -----------    -----------

Total Liabilities                                          $   164,532    $   135,760
                                                           -----------    -----------

Partners' equity (deficit):
  General Partner                                              (11,639)       (11,146)
  Limited Partners (25,000 Partnership Units authorized;
    18,850 Partnership Units issued and outstanding)         6,374,679      6,867,262
                                                           -----------    -----------

        Total Partners' Equity                               6,363,040      6,856,116
                                                           -----------    -----------
        Total Liabilities and Partners' Equity             $ 6,527,572    $ 6,991,876
                                                           ===========    ===========


                    See accompanying notes to financial statements



                        WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                              (A California Limited Partnership)

                                   STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                          (UNAUDITED)


                                                2007                           2006
                                     --------------------------    --------------------------
                                        THREE          NINE           THREE          NINE
                                       MONTHS         MONTHS         MONTHS         MONTHS
                                     -----------    -----------    -----------    -----------

Reporting fees                       $        --    $    12,618    $        --    $    15,000
                                     -----------    -----------    -----------    -----------

Operating expenses:
  Amortization (Note 2)                    9,809         29,427          9,809         33,494
  Asset management fees (Note 3)          14,614         43,842         14,614         43,842
  Impairment loss (Note 2)                    --        247,227             --        623,012
  Write off of advances to Local
     Limited Partnerships (Note 4)            --          7,332         17,199         30,272
  Legal and accounting fees                   --         12,744            108          4,981
  Other                                      423          2,342          1,259          7,876
                                     -----------    -----------    -----------    -----------

    Total operating expenses              24,846        342,914         42,989        743,477
                                     -----------    -----------    -----------    -----------

Loss from operations                     (24,846)      (330,296)       (42,989)      (728,477)

Equity in losses of Local
 Limited Partnerships (Note 2)           (57,789)      (173,368)       (40,825)    (2,252,589)

Interest income                            2,742         10,588          3,541         10,562
                                     -----------    -----------    -----------    -----------

Net loss                             $   (79,893)   $  (493,076)   $   (80,273)   $(2,970,504)
                                     ===========    ===========    ===========    ===========

Net loss allocated to:
  General Partner                    $       (80)   $      (493)   $       (80)   $    (2,971)
                                     ===========    ===========    ===========    ===========

  Limited Partners                   $   (79,813)   $  (492,583)   $   (80,193)   $(2,967,533)
                                     ===========    ===========    ===========    ===========

Net loss per
  Partnerships Unit                  $        (4)   $       (26)   $        (4)   $      (157)
                                     ===========    ===========    ===========    ===========

Outstanding weighted
  Partnership Units                       18,850         18,850         18,850         18,850
                                     ===========    ===========    ===========    ===========

                        See accompanying notes to financial statements




                       WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                             (A California Limited Partnership)

                           STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                         FOR THE NINE MONTHS ENDED DECEMBER 31, 2007
                                         (UNAUDITED)



                                                    GENERAL       LIMITED
                                                    PARTNER       PARTNERS         TOTAL
                                                  -----------    -----------    -----------


Partners' equity (deficit) at March 31, 2007      $   (11,146)   $ 6,867,262    $ 6,856,116

Net loss                                                 (493)      (492,583)      (493,076)
                                                  -----------    -----------    -----------

Partners' equity (deficit) at December 31, 2007   $   (11,639)   $ 6,374,679    $ 6,363,040
                                                  ===========    ===========    ===========



                       See accompanying notes to financial statements




                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                            (A California Limited Partnership)

                                 STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                       (UNAUDITED)


                                                                 2007            2006
                                                              -----------    -----------
Cash flows from operating activities:
  Net loss                                                    $  (493,076)   $(2,970,504)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                               29,427         33,494
        Equity in losses of Local Limited Partnerships            173,368      2,252,589
        Impairment loss                                           247,227        623,012
        Advances to Local Limited Partnerships                     (7,332)       (30,272)
        Write off of advances to Local Limited Partnerships         7,332         30,272
        Change in accrued fees                                      9,765             --
        Change in accrued  fees and expenses due to
           General Partner and affiliates                          19,007          7,817
                                                              -----------    -----------
        Net cash used in operating activities                     (14,282)       (53,592)
                                                              -----------    -----------

Cash flow provided by investing activities:
  Distributions received from Local Limited Partnerships            1,061             87
                                                              -----------    -----------
Net cash provided by investing activities                           1,061             87
                                                              -----------    -----------

Net (decrease) in cash                                            (13,221)       (53,505)
                                                              -----------    -----------

Cash, beginning of period                                         480,463        530,499
                                                              -----------    -----------

Cash, end of period                                           $   467,242    $   476,994
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                 $        --    $        --
                                                              ===========    ===========


                      See accompanying notes to financial statements

                                            6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves equal to their capital contributions and their return on investment (as defined in the Partnership

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007. As of December 31, 2007, no Housing Complexes had been sold or selected for disposition. Subsequent to December 31, 2007 the Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P. for disposition.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2007 one investment account in a Local Limited Partnership had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2007, the Partnership had no cash equivalents.

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

Concentration of Credit Risk
----------------------------

At December 31, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the for the nine months ended December 31, 2007 and 2006 was $29,427 and $33,494, respectively.

Impairment
----------

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocate to the Partnership and the estimated residual value to the Partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2007, the Partnership has acquired limited partnership interests in thirteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $247,227 and $623,012, during the nine months ended December 31, 2007 and 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                         FOR THE NINE    FOR THE YEAR
                                                         MONTHS ENDED      ENDED
                                                         DECEMBER 31,    MARCH 31,
                                                            2007            2007
                                                         -----------    -----------
Investments per balance sheet, beginning of period       $ 6,432,606    $ 9,403,686
Impairment loss                                             (247,227)      (623,012)
Distributions received from Local Limited Partnerships        (1,061)           (87)
Equity in losses of Local Limited Partnerships              (173,368)    (2,304,678)
Amortization of capitalized acquisition fees and costs       (29,427)       (43,303)
                                                         -----------    -----------
Investments per balance sheet, end of period             $ 5,981,523    $ 6,432,606
                                                         ===========    ===========

                                                                  FOR THE NINE  FOR THE YEAR
                                                                  MONTHS ENDED    ENDED
                                                                  DECEMBER 31,   MARCH 31,
                                                                     2007           2007
                                                                  -----------   -----------
Investments in Local Limited Partnerships, net                    $ 5,098,130   $ 5,519,786
Acquisition fees and costs, net of accumulated amortization
  of $813,107 and $783,680                                            883,393       912,820
                                                                  -----------   -----------
Investments per balance sheet, end of period                      $ 5,981,523   $ 6,432,606
                                                                  ===========   ===========


Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                      2007              2006
                                                   -----------      -----------
Revenues                                           $ 2,377,000      $ 2,460,000
                                                   -----------      -----------
Expenses:
  Interest expense                                     640,000          690,000
  Depreciation and amortization                        803,000          816,000
  Impairment expense                                        --        2,511,000
  Operating expenses                                 1,380,000        1,365,000
                                                   -----------      -----------
Total expenses                                       2,823,000        5,382,000
                                                   -----------      -----------

Net loss                                           $  (446,000)      (2,922,000)
                                                   ===========      ===========

Net loss allocable to the Partnership              $  (462,000)     $(2,921,000)
                                                   ===========      ===========
Net loss recorded by the Partnership               $  (173,000)     $(2,253,000)
                                                   ===========      ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

      (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $436,107 and $406,680 as of December 31, 2007 and March 31, 2007, respectively.

      (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

      (c) An annual asset management fee in an amount not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $43,842 were incurred during each of the nine months ended December 31, 2007 and 2006. Of those fees, the Partnership paid the General Partner or its affiliates $22,500 and $31,334 during the nine months ended December 31, 2007 and 2006.

      (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

      (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $6,157 and $14,042 during each of the nine months ended December 31, 2007 and 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                       DECEMBER 31,   MARCH 31,
                                                         2007           2007
                                                        --------      --------

Accrued asset management fees                           $137,006      $115,664
Payables to Local Limited Partnerships                        64            64
Expenses paid by the General Partners or
    affiliates on behalf of the Partnership                  116         2,451
                                                        --------      --------
Total                                                   $137,186      $118,179
                                                        ========      ========


NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). As of December 31, 2007, $12,081 remains payable to the Local Limited Partnerships.

NOTE 5 - DUE FROM AFFILIATES
----------------------------

One Local Limited Partnership, Lake Village Apartments, L.P., ("Lake Village") (see Note 6 below) has experienced operational issues and as such the Partnership has made advances which totaled $184,504 as of December 31, 2007. During the nine months ended December 31, 2007 the Partnership made advances in the amount of $7,332 which were made to Lake Village. As of December 31, 2007 the total advances made to Lake Village were $184,504 all of which had been reserved against since it was determined that they were uncollectible.

At December 31, 2007 and March 31, 2007, loans receivable of $78,807 and $78,807, was due from Local Limited Partnerships in which the Partnership owns a 99.98% interest. At December 31, 2007 and March 31, 2007, one of the loans in the amount of $78,807 and $78,807, is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. That note is due from one Local Limited Partnership, ACN Southern Hills II, L.P. ("Southern Hills"), in which the Partnership owns a 99.98% interest. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20. The original first mortgage note has since been refinanced and the management company was changed. With these two factors in consideration the Local Limited Partnership is cash flowing and is expected to make a payment on the promissory note during the Partnership's third quarter.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                   (UNAUDITED)


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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at December 31, 2007 consisted of $467,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $5,982,000 and $79,000 in due from affiliates. Liabilities at December 31, 2007 consisted of $137,000 of accrued fees and expenses due to the General Partner and affiliates, $12,000 due to Local Limited Partnerships and $15,000 in accrued expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006 The Partnership's net loss for the three months ended December 31, 2007 was $(80,000), which was comparable to the net loss of $(80,000) for the three months ended December 31, 2006. There was a $17,000 decrease in written off advances to Local Limited Partnerships. One Local Limited Partnership was experiencing operational issues during the three months ended December 31, 2006 therefore the Partnership advances funds to it, compared to no advances made during the three months ended December 31, 2007. The decrease of write offs was offset by the equity in losses of Local Limited Partnerships which increased by $(17,000) for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Equity in losses of Local Limited Partnerships can vary each year depending on the operations of each of the Local Limited Partnerships and the Partnership not recognizing losses for which the Partnership's investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally, the interest income decreased by $(1,000).

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 The Partnership's net loss for the nine months ended December 31, 2007 was $(493,000), reflecting a decrease of approximately $2,477,000 from the net loss of $(2,970,000) for the nine months ended December 31, 2006. This decrease was mostly due to a decrease in equity in losses of Local Limited Partnerships of $2,080,000 to $(173,000) for the nine months ended December 31, 2007 from $(2,253,000) for the nine months ended December 31, 2006. That decrease is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartments, L.P. The fiscal year-end 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense as it was determined by its independent accounting firm that the building was considered impaired by that amount. Therefore, a portion of the expense was recognized by the Partnership in the form of equity in losses of Local Limited Partnerships for the nine months ended December 31, 2006 compared to no such expense for the nine months ended December 31, 2007. The amortization expense decreased by $4,000 due to the fact that the impairment expense from Lake Village brought the investment balance to zero and as such, the acquisition costs and fees associated with that Local Limited Partnerships were written down to zero therefore reducing amortization expense. There was also a decrease in impairment loss of $376,000 from December 31, 2006 to December 31, 2007. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. There was a decrease of $23,000 in bad debt expense for the nine months ended December 31, 2007 due to $30,000 advanced during the nine months ended December 31, 2006 and reserved for in the same period compared to $7,000 advanced and reserved in the nine months ended December 31, 2007. A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the funds that were necessary. Reporting fees decreased by $(2,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses increased by $(8,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006, due to the timing of when the work is performed. Finally, the other operating expenses decreased by $5,000.


CAPITAL RESOURCES AND LIQUIDITY

NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2006 Net cash used during the nine months ended December 31, 2007 was $(13,000), compared to net cash used during the nine months ended December 31, 2006 of $(54,000), reflecting a change of $31,000. The change was due to the fact that during the nine months ended December 31, 2007 the Partnership paid its General Partner or an affiliate $29,000 for accrued asset management fees and reimbursement for expenses paid on its behalf compared to $45,000 paid during the nine months ended December 31, 2006. Additionally the Partnership advanced $23,000 less to Local Limited Partnerships that were experiencing operational issues during the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. The Partnership also collected $(3,000) less reporting fees for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

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

      Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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