Form 10-K
period 2008-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-04
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2008

OR

    ☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No     X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___X__ Smaller reporting company_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, L.P. (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on June 16, 1997. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”).  The chairman and president of Associates owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”), at a price of $1,000 per Partnership Unit.  As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners.”

The Partnership shall continue in full force and effect until December 31, 2060 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated September 15, 1988 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complexes.

The Partnership originally invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2008.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.

The following table reflects the 15-year compliance period of the thirteen Housing Complexes:

Expiration Date for 15-year Compliance Period
Local Limited Partnership Name	Compliance Period Expiration Date
2nd Fairhaven, LLC	2014
ACN Southern Hills Partners II, L.P.	2016
Hickory Lane Partners, L.P.	2016
Lake Village Apartments, L.P.	2017
Montrose County Estates Limited Dividend Housing Association, L.P.	2015
Ozark Properties III	2015
Pierce Street Partners, L.P.	2015
Red Oaks Estates, L.P.	2014
School Square, L.P.	2015
Stroud Housing Associates, L.P.	2015
Tahlequah Properties IV	2015
Timberwolf Townhomes, L.P.	2017
United Development L.P., 2000	2017

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P., for disposition. See footnote 7 to the audited financial statements. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

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

a.	Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years.  Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period.  Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period.  For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

•	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
•	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest.  During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex.  Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located.  The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing.  Under Federal law, the commitment must be for at least 30 years.  The commitment, actually agreed to, may be significantly longer than 30 years.  In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.  On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period.  This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes.  The sale of a Housing Complex may be subject to other restrictions.  For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners.  As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear. Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership interests.

Limited Partners can only use Low Income Housing Tax Credits in limited amounts.  The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

•	an unlimited amount of passive income, which is income from entities such as the Partnership, and
•	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits.  Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits.  The aggregate is then subject to the general limitation on all business credits.  That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax.  All of these concepts are extremely complicated.

b.	Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

•
Obtaining tenants for the Housing Complexes.  Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

•
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

•
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

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer.  The subsidizer may withhold such approval in the discretion of the subsidizer.  Approval may be subject to conditions.

•
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

•
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

•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time.  If that happens, a Limited Partner’s return may be derived only from the Low Income Housing Tax Credits and tax losses.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations.  There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership.  The General Partner has not established a minimum net worth requirement for the Local General Partners.  Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate.  The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

•	the general and local job market,
•	the availability and cost of mortgage financing,
•	monetary inflation,
•	tax, environmental, land use and zoning policies,
•	the supply of and demand for similar properties,
•	neighborhood conditions,
•	the availability and cost of utilities and water.

For each of the years ended March 31, 2008, 2007 and 2006, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements.  Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2008, 2007 and 2006, impairment loss related to investments in Local Limited Partnerships was $700,971, $623,012 and $89,669, respectively.

c.	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

•	the determination of which depends on future factual circumstances,
•	which are peculiar to individual Limited Partners, or
•	which are not customarily the subject of an opinion.

The more significant of these matters include:

•
allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

•	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
•	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
•
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

•
the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner.  The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership.  The courts could sustain an IRS challenge.  An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income.   The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate.  An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities.  An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest.  These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans.  The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income.  Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

•	the amount of cash the Limited Partner invests in the Partnership, and
•	the Limited Partner’s share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
•
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

Alternative minimum tax liability could reduce a Limited Partner’s tax benefits.  If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership.  The application of the alternative minimum tax is personal to each Limited Partner.  Tax credits may not be utilized to reduce alternative minimum tax liability.

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

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner.  An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items.  The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

•	between the Limited Partners and the General Partner,
•	among the Limited Partners, or
•	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

•	unused passive losses from the Partnership or other investments, or
•	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

•	should be deductible over a longer period of time or in a later year,
•	are excessive and may not be capitalized or deducted in full,
•	should be capitalized and not deducted, or
•	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

•	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
•	the adjusted basis of a Housing Complex used to compute depreciation,
•	the correct deduction of fees,
•	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits.  In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses.  These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis.  Investments in low income housing were made in reliance on the availability of such tax benefits.  However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts.  In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships.  The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts.  Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

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

d.	Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been substantial.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

•	remove the General Partner and elect a replacement general partner,
•	amend the Partnership Agreement,
•	terminate the Partnership.

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

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates.  The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and its affiliates receive substantial compensation from the Partnership.  The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that a Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $13,000, $27,000, and $8,000 for the years ended March 31, 2008, 2007 and 2006, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $58,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$ 360,000	$ 360,000	18	$ 470,000	$ 977,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,792,000	435,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	845,000	3,143,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	3,834,000	3,834,000	50	3,972,000	2,010,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	747,000	678,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	794,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	1,729,000	3,553,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	697,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	397,000	952,000

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	891,000	879,000	36	1,519,000	150,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	491,000	807,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	685,000	1,354,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	1,019,000

			$14,154,000	$14,142,000	476	$ 16,377,000	$ 16,569,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  Approximately 60% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) This Local Limited Partnership has been identified for disposition. See Note 7 to audited financial statements.

	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$ 128,000	$ (31,000)	99.98%

ACN Southern Hills Partners II, L.P.	163,000	(60,000)	99.98%

Hickory Lane Partners, L.P.	430,000	89,000	99.98%

Lake Village Apartments, L.P. (1)	87,000	(215,000)	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	152,000	(16,000)	99.98%

Ozark Properties III	116,000	(11,000)	99.98%

Pierce Street Partners, L.P.	696,000	3,000	99.98%

Red Oaks Estates, L.P.	148,000	(27,000)	99.98%

School Square, L.P.	177,000	(15,000)	99.98%

Stroud Housing Associates, L.P.	48,000	(23,000)	99.98%

Tahlequah Properties IV	102,000	(23,000)	99.98%

Timberwolf Townhomes, L.P.	110,000	(28,000)	99.98%

United Development L.P., 2000	311,000	(80,000)	99.98%

	$2,668,000	$(437,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to the audited financial statements.

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2007	2006	2005	2004	2003

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	97%	100%	97%	90%	90%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	95%	98%	97%	98%	61%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	40%	38%	66%	76%	50%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	91%	94%	94%	81%	91%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	96%	100%	100%	96%	96%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	98%	100%	95%	97%

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	100%	92%	96%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	82%	100%	94%	100%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	58%	28%	50%	47%	67%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	88%	100%	100%	96%	100%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	90%	95%	90%	90%	95%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	96%	98%	98%	88%	98%

			89%	86%	91%	88%	84%

Item 3.  Legal Proceedings

NONE

Item 4.  (Removed and Reserved)

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)
The Partnership Units are not traded on a public exchange but were sold through a public offering.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2008, there were 954 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2008, 2007 and 2006, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2008.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	For the Years Ending March 31,

	2008	2007	2006	2005	2004

ASSETS
Cash	$450,623	$480,463	$530,499	$774,720	$1,133,246
Investments in Local Limited Partnerships, net	5,504,128	6,432,606	9,403,686	11,122,724	12,291,007
Due from affiliates, net	78,807	78,807	78,807	78,807	84,430

Total Assets	$6,033,558	$6,991,876	$10,012,992	$11,976,251	$13,508,683

LIABILITIES
Payables to Local Limited Partnerships	$12,081	$12,081	$12,081	$61,631	$345,823
Accrued expenses	15,265	5,500	5,500	5,500	-
Accrued fees and expenses due to General Partner and affiliates	133,434	118,179	94,161	114,615	86,613

Total Liabilities	160,780	135,760	111,742	181,746	432,436
PARTNERS' EQUITY	5,872,778	6,856,116	9,901,250	11,794,505	13,076,247

Total Liabilities and Partners’ Equity	$6,033,558	$6,991,876	$10,012,992	$11,976,251	$13,508,683

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2008	2007	2006	2005	2004
Loss from operations (Note 1)	$(807,199)	$(754,482)	$(327,951)	$(191,292)	$(701,729)
Equity in losses from Local Limited Partnerships	(187,209)	(2,304,678)	(1,577,954)	(1,101,772)	(1,097,303)
Interest income	11,070	14,026	12,650	11,322	19,249
Net loss	$(983,338)	$(3,045,134)	$(1,893,255)	$(1,281,742)	$(1,779,783)

Net loss allocated to:
General Partner	$(983)	$(3,045)	$(1,893)	$(1,282)	$(1,780)
Limited Partners	$(982,355)	$(3,042,089)	$(1,891,362)	$(1,280,460)	$(1,778,003)
Net loss per Partnership Unit	$(52.11)	$(161.38)	$(100.34)	$(67.93)	$(94.32)
Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Loss from operations for the years ended March 31, 2008, 2007, 2006, 2005, and 2004 includes a charge for impairment losses on investments in Local Limited Partnerships of $700,971, $623,012, $89,669, $0, and $571,730, respectively.

	For the Years Ended March 31,

	2008	2007	2006	2005	2004

Net cash provided by (used in):
Operating activities	$(30,902)	$(50,123)	$(192,066)	$(86,825)	$(243,284)
Investing activities	1,062	87	(52,155)	(271,701)	(870,201)
Net change in cash	(29,840)	(50,036)	(244,221)	(358,526)	(1,113,485)

Cash, beginning of period	480,463	530,499	774,720	1,133,246	2,246,731

Cash, end of period	$450,623	$480,463	$530,499	$774,720	$1,133,246

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2007	2006	2005	2004	2003

Federal	$95	$96	$96	$96	$90

State	-	-	-	-	-

Total	$95	$96	$96	$96	$90

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnerships has no other tax positions which must be considered for disclosure.

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance will have no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and is not expected to have any impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Financial Condition

The Partnership’s assets at March 31, 2008 consisted of $451,000 in cash, aggregate investments in thirteen Local Limited Partnerships of $5,504,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $79,000 in due from affiliates, net.  Liabilities at March 31, 2008 consisted of $12,000 of payables due to Local Limited Partnerships, $133,000 of accrued fees and advances due to the General Partner and/or its affiliates (See “Future Contractual Cash Obligations” below) and accrued expenses of $15,000.

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The Partnership’s net loss for the year ended March 31, 2008 was $(983,000), reflecting a decrease of $2,062,000 from the net loss of $(3,045,000) experienced for the year ended March 31, 2007.  The decrease in net loss is largely due to a decrease of $2,117,000 in equity in losses from Local Limited Partnerships.  During the year ended March 31, 2007 an investment in a Local limited Partnership was reduced to zero leading to the write off of the related acquisition costs and fees, which was included in equity in losses of Local Limited Partnerships.  As the investment balance reached zero during the prior year, no losses could be recorded for the year ended March 31, 2008.  The equity in losses of Local Limited Partnerships also varies based on the activities of the underlying Housing Complexes.  In addition to the decrease in equity in losses the Partnership experienced a $(53,000) increase in loss from operations.  The increase in loss from operations was partially made up of a $(78,000) increase in impairment loss.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.   There was also a $(9,000) increase in legal and accounting expenses due to the timing of the accounting work being performed.  There was also a decrease of $23,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2008 compared to the year ended March 31, 2007.  Advances of $(7,000) were made during the year ended March 31, 2008 and reserved fully in the same year compared to $(30,000) in advances being made and reserved for in the year ended March 31, 2007.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Amortization decreased by $4,000 due to the fact that net investment balance in one Local Limited Partnership reached zero as of March 31, 2007. Therefore the acquisition costs and fees associated with that Local Limited Partnership were written down to zero in the prior year thereby reducing the amortization expense for future years.  Reporting fees increased by $2,000 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Interest income decreased by $(3,000) largely due to interest rates decreasing during the year ended March 31, 2008 compared to interest rates during the year ended March 31, 2007.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006  The Partnership’s net loss for the year ended March 31, 2007 was $(3,045,000), reflecting an increase of $(1,152,000) from the net loss experienced for the year ended March 31, 2006 of $(1,893,000). That increase in net loss was due in large part to the $(727,000) increase in equity in losses from Local Limited Partnerships.   That increase is primarily due to an impairment expense from one Local Limited Partnership, Lake Village Apartment L.P.  The FYE 12/31/2006 audited financial statements for this Local Limited Partnership had approximately $3,348,000 in impairment expense. It was determined by its independent accounting firm that the building was considered impaired by that amount.  Therefore, the expense was recognized by the Partnership in the form of equity in losses from Local Limited Partnerships.  In addition to the large increase in equity in losses of Local Limited Partnerships there was also an increase in loss from operations of $(427,000).  The change in loss from operations is due to a $(533,000) increase in impairment loss.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.   During the year ended March 31, 2007 there was an advance for $30,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2007 compared to an advance during the year ended March 31, 2006 for $114,000 and fully reserved for in that year.  The net difference of the reserves was the reason that bad debt decreased by $84,000.  The accounting and legal expense decreased by $1,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed.  Additionally, the other operating expenses decreased by $2,000 during the year ended March 31, 2007.  Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008.  Reporting fees increased by $9,000 for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Amortization expense decreased by $11,000 as a result of one Local Limited Partnership that had a zero investment balance for which the acquisition costs and fees associated with that Local Limited Partnership had been written down to zero during the year ended March 31, 2007, therefore reducing the amortization expense.

Liquidity and Capital Resources

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The net decrease in cash during the year ended March 31, 2008 was $(30,000) compared to net decrease in cash for the year ended March 31, 2007 of $(50,000).  The decrease in cash used of $20,000 was largely comprised of the $(30,000) in advances made to a Local Limited Partnership for the year ended March 31, 2007 compared to$(7,000) in advances made during the year ended March 31, 2008.  The Partnership paid $(45,000) of accrued asset management fees during the year ended March 31, 2008 compared to $(31,000) paid during the year ended March 31, 2007.  The Partnership reimbursed the General Partner or an affiliate $(8,000) for the year ended March 31, 2008 compared to $(14,000) reimbursed during the year ended March 31, 2007.  The Partnership also received $3,000 more in total income during the year ended March 31, 2008.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $15,000, $24,000 and $(20,000) for the years ended March 31, 2008, 2007 and 2006, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Other Matters

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.  During the year ended March 31, 2002, WNC, the General Partner of the Partnership was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment’s loans. As a result of the foregoing, on June 30, 2002, the Local General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the “Agreement”), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new Local General Partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits.  Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  Commencing April 2009, HCHD was replaced with Vantage Property Management. HCHD continues to provide tenant housing choice vouchers to Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $244,994 all of which have been fully reserved and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, management does not believe it is likely and therefore no contingent liability has been accrued at March 31, 2008. Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

One Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002, the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnerships loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  No payments have been made since October 2004 due to the fact that the mortgage note had covenants that the DCR could not be below 1.20 and if payments on this note were made the DCR would have been below 1.20.  The original first mortgage note has since been refinanced and the management company was changed.  The Partnership received a payment subsequent to the year ended March 31, 2008.

On April 9, 2010 Stroud Housing, LP (“Stroud”) was inspected by the Oklahoma Housing Finance Agency (“OHFA”) and it was concluded that Stroud had fallen below the minimum set-aside requirements due to the number of down units, vacancies and the overall condition of the property. The set-aside requirement for this property is that 40 percent or more of the building’s aggregate units be occupied by individuals with incomes of 60 percent or less of the area median gross income.  The OHFA requested that all corrections to be made no later than June 7, 2010.   The Local General Partner engaged legal counsel to help rectify this situation.  Stroud’s legal counsel asked for an extension to get all the corrections made.  OHFA granted an extension and is currently receiving bi-weekly progress reports on the issues and the corrections being made.

As of the report date, 31% of the units are occupied and the Local General Partner has communicated that as of October 1, 2010, 50% of the units will be occupied.  The Local General Partner has stated that the units are pre-leased and move-ins are expected to happen by October 1, 2010.  The Partnership has also been informed that substantially all of the deficiencies noted in the inspection report have been corrected. Associates is sending personnel to the site on October 5, 2010 to inspect the property and confirm that the units are rent ready.  If a minimum of 40% of the units are in fact occupied or rent ready, then the minimum set-aside requirements will have been met for 2010.

There is still the issue that minimum set-aside requirements may not have been met during 2008 and 2009.  If that is found to be true, then an Internal Revenue Service Form 8823 (Low-Income Housing Credit Agencies Report of Noncompliance or Building Disposition) could be issued which would constitute a recapture event of the tax credits that were taken for those two years.   The out of compliance dates will be determined using the property’s records proving when units were last occupied by qualified tenants.

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2008.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total

Asset management fees (1)	$187,575	$58,456	$58,456	$58,456	$58,456	$2,747,432	$3,168,831
Capital contributions payable to Local Limited Partnerships	12,081	-	-	-	-	-	12,081

Total contractual cash obligations	$199,656	$58,456	$58,456	$58,456	$58,456	$2,747,432	$3,180,912

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2008 have been included in the 2009 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees and capital contributions payable to Local Limited Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the Partnership) as of March 31, 2008 and 2007, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain local limited partnerships for which investments represent $1,523,577 and $1,931,406 of the total Partnership assets as of March 31, 2008 and 2007, respectively and $(55,801), $(78,678) and $(121,012) of the total Partnership loss for the years ended March 31, 2008, 2007 and 2006, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Reznick Group, P.C.

Bethesda, Maryland
October 1, 2010

PEILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners
RED OAKS ESTATES, L.P.
Holly Springs, Mississippi

and

USDA Rural Development Servicing Office
Batesville, Mississippi

We have audited the accompanying balance sheet of RED OAKS ESTATES, L.P., RHS PROJECT NO. 28-047-721372265, as of December 31, 2007 and 2006 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RED OAKS ESTATES, L.P., as of December 31, 2007, and 2006, and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issues a report dated February 15, 2008 on our consideration of RED OAKS ESTATES, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 15, 2008

PAILET, MEUNIER and LeBLANC, L.L.P
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
UNITED DEVELOPMENT CO., L.P.-2000

We have audited the accompanying balance sheet of UNITED DEVELOPMENT CO., L,P.-2000, as of December 31, 2007 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED DEVELOPMENT CO., L.P.-2000 as of December 31, 2007 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
December 3, 2008

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102
Member of

IGAF Member Firms in Principal Cities ■ PCAOB — Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC) • Governmental Audit Quality Center • Private Companies Practice Section (PCPS)

Report of Independent Auditors

To the Partners of
United Development Co., L.P.-2000:

We have audited the accompanying balance sheet of United Development Co., L.P.-2000 as of   December 31, 2006, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-2000 at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac & Company, LLP

Alpharetta, Georgia
June 20, 2007

Report of Independent Auditors

To the Partners of
United Development Co., L.P.-2000:

We have audited the accompanying balance sheet of United Development Co., L.P.-2000 as of   December 31, 2005, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-2000 at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac & Company, LLP

Alpharetta, Georgia
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lake Village Apartments, L.P.
(An Illinois Limited Partnership)

We have audited the accompanying balance sheets of Lake Village Apartments, L.P. (An Illinois Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Village Apartments, L.P. (An Illinois Limited Partnership) as of December 31, 2006 and 2005, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C.

Skokie, Illinois
August 31, 2007

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2008	2007
ASSETS

Cash	$450,623	$480,463
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,504,128	6,432,606
Due from affiliates, net (Note 6)	78,807	78,807

Total Assets	$6,033,558	$6,991,876

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$12,081	$12,081
Accrued expenses	15,265	5,500
Accrued fees and expenses due to General Partner and affiliates (Note 3)	133,434	118,179

Total Liabilities	160,780	135,760

Partners’ Equity (Deficit):
General Partner	(12,129)	(11,146)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	5,884,907	6,867,262

Total Partners’ Equity (Deficit)	5,872,778	6,856,116

Total Liabilities and Partners’ Equity (Deficit)	$6,033,558	$6,991,876

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2008, 2007 and 2006

	For the Years Ended March 31,

	2008	2007	2006

Reporting fees	$16,517	$15,000	$6,351
Other income	1,500	-	-

Total income	18,017	15,000	6,351

Operating expenses and loss:
Amortization	39,236	43,303	54,020
Asset management fees (Note 3)	58,456	58,456	58,456
Impairment loss (Note 2)	700,971	623,012	89,669
Legal and accounting	13,407	4,147	5,448
Write off of advances to Local Limited Partnerships (Note 6)	7,332	30,272	114,412
Other	5,814	10,292	12,297

Total operating expenses and loss	825,216	769,482	334,302

Loss from operations	(807,199)	(754,482)	(327,951)

Equity in losses of Local Limited Partnerships (Note 2)	(187,209)	(2,304,678)	(1,577,954)

Interest income	11,070	14,026	12,650

Net loss	$(983,338)	$(3,045,134)	$(1,893,255)

Net loss allocated to:
General Partner	$(983)	$(3,045)	$(1,893)

Limited Partners	$(982,355)	$(3,042,089)	$(1,891,362

Net loss per Partnership Unit	$(52.11)	$(161.38)	$(100.34

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2008, 2007 and 2006

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2005	$(6,208)	$11,800,713	$11,794,505

Net loss	(1,893)	(1,891,362)	(1,893,255)

Partners’ equity (deficit) at March 31, 2006	(8,101)	9,909,351	9,901,250

Net loss	(3,045)	(3,042,089)	(3,045,134)

Partners’ equity (deficit) at March 31, 2007	(11,146)	6,867,262	6,856,116

Net loss	(983)	(982,355)	(983,338)

Partners’ equity (deficit) at March 31, 2008	$(12,129)	$5,884,907	$5,872,778

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2008, 2007 and 2006

	For the Years Ended March 31,

	2008		2007		2006

Cash flows from operating activities:
Net loss	$(983,338	) $	(3,045,134	) $	(1,893,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	39,236		43,303		54,020
Impairment loss	700,971		623,012		89,669
Equity in losses of Local Limited Partnerships	187,209		2,304,678		1,577,954
Increase in accrued expenses	9,765		-		-
Increase in accrued fees and expenses due to General Partner and affiliates	15,255		24,018		(20,454)

Net cash used in operating activities	(30,902)		(50,123)		(192,066)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(7,332)		(30,272)		(114,412)
Write off of advances to Local Limited Partnerships	7,332		30,272		114,412
Capital contributions paid to Local Limited Partnerships	-		-		(49,550)
Distributions from Local Limited Partnerships	1,062		87		(2,605)

Net cash provided by (used in) investing activities	1,062		87		(52,155)

Net decrease in cash	(29,840)		(50,036)		(244,221)

Cash, beginning of period	480,463		530,499		774,720

Cash, end of period	$450,623		$480,463		$530,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800		$800		$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the “Partnership”) was formed on June 16, 1997 under the laws of the State of California, and commenced operations on September 3, 1999.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

WNC & Associates, Inc. is the general partner of the Partnership (the “General Partner” or “Associates”).  The chairman and president owns all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments.  Some of those risks include the following:

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.  Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners.  Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are met.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P., for disposition. See footnote 7 to the audited financial statements. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2008.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Notes 2 and 3)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE.  However, management does not consolidate the Partnership’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007 and 2006

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2008 and 2007, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2008, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, there financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2008, 2007 and 2006 was $39,236, $43,303, and $54,020, respectively.  Future estimated annual amortization expense for each of the years through March 31, 2013 is $39,236.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2008, 2007, and 2006 impairment loss related to investments in Local Limited Partnerships was $700,971, $623,012, and $89,699, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For the years ended March 31, 2008, 2007, and 2006 impairment loss related to acquisition fees and costs was $0, $350,965, and $0 respectively. The impairment loss related to acquisition fees is included in equity in losses of Local Limited Partnership on the statement of operations.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance will have no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership will adopt the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it is not expected to have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and is not expected to have any impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses,  taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007 and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2008 and 2007, are approximately $194,000 and $735,000 respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2008, 2007 and 2006 impairment loss related to investments in Local Limited Partnerships was $700,971, $623,012, and $89,699, respectively.

At March 31, 2008 and 2007, the investment account for one of the Local Limited Partnerships has reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2008, 2007 and 2006, amounting to approximately $215,447, $1,117,416, and $0, respectively, have not been recognized.  As of March 31, 2008, the aggregate share of net losses not recognized by the Partnership amounted to $1,332,863.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2008	2007	2006

Investments per balance sheet, beginning of period	$6,432,606	$9,403,686	$11,122,724
Impairment loss	(700,971)	(623,012)	(89,669)
Distributions reimbursed to (received from) Local Limited Partnerships	(1,062)	(87)	2,605
Equity in losses of Local Limited Partnerships	(187,209)	(2,304,678)	(1,577,954)
Amortization of paid acquisition fees and costs	(39,236)	(43,303)	(54,020)

Investments per balance sheet, end of period	$5,504,128	$6,432,606	$9,403,686

	For the Years Ended March 31,

	2008	2007	2006

Investments in Local Limited Partnerships, net	$4,630,544	$5,519,786	$8,096,598
Acquisition fees and costs, net of accumulated amortization of $822,916, $783,680 and $389,412	873,584	912,820	1,307,088
Investments per balance sheet, end of period	$5,504,128	$6,432,606	$9,403,686

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS

	2007	2006

ASSETS

Buildings and improvements (net of accumulated depreciation for 2007 and 2006 of $6,826,000 and $5,909,000, respectively)	$23,250,000	$24,145,000
Land	995,000	995,000
Other assets	1,983,000	1,788,000

Total assets	$26,228,000	$26,928,000

LIABILITIES

Mortgage loans payable	$16,569,000	$17,203,000
Due to related parties	1,555,000	1,565,000
Other liabilities	1,059,000	724,000

Total liabilities	19,183,000	19,492,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	5,310,000	5,698,000
Other partners	1,735,000	1,738,000

Total partners’ equity	7,045,000	7,436,000

Total liabilities and partners’ equity	$26,228,000	$26,928,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2007	2006	2005

Revenues	$3,170,000	$3,281,000	$3,033,000

Expenses:
Operating expenses	1,811,000	1,821,000	1,798,000
Interest expense	856,000	921,000	818,000
Depreciation and amortization	940,000	1,088,000	1,110,000
Impairment expense	-	3,348,000	-

Total expenses	3,607,000	7,178,000	3,726,000

Net Operating loss	$(437,000)	$(3,897,000)	$(693,000)

Net loss allocable to the Partnership	$(403,000)	$(3,896,000)	$(693,000)

Net loss recorded by the Partnership	$(187,000)	$(2,305,000)	$(1,578,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $445,916, $406,680, and $254,821 as of March 31, 2008, 2007 and 2006, respectively.  Of the accumulated amortization recorded on the balance sheet at March 31, 2008, 2007 and 2006, $0, $111,064, and $0, respectively, of the related expense was reflected as equity in losses of Local Limited Partnerships to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be a zero balance.

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $377,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs was $377,000, $377,000 and $134,591 as of March 31, 2008, 2007 and 2006, respectively.  Of the accumulated amortization recorded on the balance sheet as of March 31, 2008, 2007 and 2006, $0, $239,901 and $0, respectively, of the related expense was reflected as equity in losses of Local Limited Partnerships to reduce the respective net acquisition cost component of Investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $58,456 were incurred during each of the years ended March 31, 2008, 2007 and 2006 of which $45,000, $31,334 and $50,210 were paid during the years ended March 31, 2008, 2007 and 2006, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $7,657, $14,042, and $23,007 during the years ended March 31, 2008, 2007 and 2006, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2008	2007

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$4,251	$2,451
Payable to Local Limited Partnerships	64	64
Asset management fee payable	129,119	115,664

Total	$133,434	$118,179

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2008

Income	$4,000	$9,000	$-	$5,000

Operating expenses	(279,000)	(40,000)	(25,000)	(481,000)

Loss from operations	(275,000)	(31,000)	(25,000)	(476,000)

Equity in losses of Local Limited Partnerships	(58,000)	(58,000)	(58,000)	(13,000)

Interest income	5,000	3,000	3,000	-

Net loss	(328,000)	(86,000)	(80,000)	(489,000)

Net loss available to Limited Partners	(327,000)	(86,000)	(80,000)	(489,000)

Net loss per Partnership Unit	(17)	(5)	(4)	(26)

	June 30	September 30	December 31	March 31

2007

Income	$3,000	$13,000	$-	$-

Operating expenses	(671,000)	(29,000)	(43,000)	(27,000)

Loss from operations	(669,000)	(16,000)	(43,000)	(27,000)

Equity in losses of Local Limited Partnerships	(974,000)	(1,238,000)	(41,000)	(52,000)

Interest income	3,000	3,000	4,000	4,000

Net loss	(1,639,000)	(1,251,000)	(80,000)	(75,000)

Net loss available to Limited Partners	(1,638,000)	(1,250,000)	(80,000)	(74,000)

Net loss per Partnership Unit	(87)	(66)	(4)	(4)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2006

Income	$2,000	$4,000	$-	$-

Operating expenses	(119,000)	(64,000)	(94,000)	(57,000)

Loss from operations	(117,000)	(60,000)	(94,000)	(57,000)

Equity in losses of Local Limited Partnerships	(208,000)	(208,000)	(208,000)	(954,000)

Interest income	3,000	3,000	3,000	4,000

Net loss	(322,000)	(265,000)	(299,000)	(1,007,000)

Net loss available to Limited Partners	(322,000)	(265,000)	(298,000)	(1,006,000)

Net loss per Partnership Unit	(17)	(14)	(16)	(53)

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2008 and 2007, $12,081 remains payable to one Local Limited Partnership.

NOTE 6 – DUE FROM AFFILIATES

At March 31, 2008 and 2007, loans receivable of $78,807, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 7 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

During the year ended March 31, 2002, Associates, the General Partner of the Partnership was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment’s loans. As a result of the foregoing, on June 30, 2002, the Local General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the “Agreement”), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new general partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits.  Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  Commencing April 2009, HCHD was replaced with Vantage Property Management. HCHD continues to provide tenant housing choice vouchers to Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village approximately $244,994 all of which have been fully reserved and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, management does not believe it is likely and therefore no contingent liability has been accrued at March 31, 2008. Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2008, 2007, and 2006

NOTE 7 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

On April 9, 2010 Stroud Housing, LP (“Stroud”) was inspected by the Oklahoma Housing Finance Agency (“OHFA”) and it was concluded that Stroud had fallen below the minimum set-aside requirements due to the number of down units, vacancies and the overall condition of the property. The set-aside requirement for this property is that 40 percent or more of the building’s aggregate units be occupied by individuals with incomes of 60 percent or less of the area median gross income.  The OHFA requested that all corrections to be made no later than June 7, 2010.   The Local General Partner engaged legal counsel to help rectify this situation.  Stroud’s legal counsel asked for an extension to get all the corrections made.  OHFA granted an extension and is currently receiving bi-weekly progress reports on the issues and the corrections being made.

As of the report date, 31% of the units are occupied and the Local General Partner has communicated that as of October 1, 2010, 50% of the units will be occupied.  The Local General Partner has stated that the units are pre-leased and move-ins are expected to happen by October 1, 2010.  The Partnership has also been informed that substantially all of the deficiencies noted in the inspection report have been corrected. Associates is sending personnel to the site on October 5, 2010 to inspect the property and confirm that the units are rent ready.  If a minimum of 40% of the units are in fact occupied or rent ready, then the minimum set-aside requirements will have been met for 2010.

There is still the issue that minimum set-aside requirements may not have been met during 2008 and 2009.  If that is found to be true, then an Internal Revenue Service Form 8823 (Low-Income Housing Credit Agencies Report of Noncompliance or Building Disposition) could be issued which would constitute a recapture event of the tax credits that were taken for those two years.   The out of compliance dates will be determined using the property’s records proving when units were last occupied by qualified tenants.

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A(T). Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2008. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
David N. Shafer, Esq.	Executive Vice President
Michael J. Gaber	Executive Vice President
Melanie R. Wenk	Vice President - Chief Financial Officer
Darrick Metz	Senior Vice President - Originations
Thomas J. Hollingsworth	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Christine A. Cormier	Vice President – Investor Relations
Kay L. Cooper	Director of WNC & Associates, Inc
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are a trust established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry.  Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Director of the National Housing Conference and a member of NHC’s Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 45, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 56, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 42, is an Executive Vice President – Oversees the Originations, Acquisitions and Real Estate Development Department, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997.  Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America.  Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

Thomas J. Hollingsworth, CPA, age 57, is Vice President – Asset Management of WNC & Associates, Inc. and oversees WNC’s asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank.  He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates.  He is responsible for the oversight of property underwriting.  Mr. Hand has been involved in real estate analysis, development and management since 1987.  Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets.  Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company.  Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, CPA, age 41, is Vice President-Chief Financial Officer of Associates.  She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds.  Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz, age 39, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and multiple state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of the New York State Association for Affordable Housing and a member of the Leadership Roundtable for the Association of Affordable Housing in Michigan. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 48, is Vice President – Investor Relations of WNC & Associates, Inc.  Ms. Cormier acts as a liaison for investors throughout the closing process. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. In her previous position, Ms. Cormier closed between $500 million and $1 billion in equity annually, managing relationships with several of the nation’s largest banks and insurance companies. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partners, has an audit committee.

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

Item 11.  Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6.1 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement.  The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $58,456, were incurred during each of the years ended March 31, 2008, 2007 and 2006, of which $45,000, $31,334 and $50,210 were paid for the years ended March 31, 2008, 2007 and 2006, respectively.

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

(b)  Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $9,456, $10,938 and $17,751, during the years ended March 31, 2008, 2007 and 2006, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $7,657, $14,042 and $23,007, for the years ended March 31, 2008, 2007 and 2006, respectively.

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“the amount of cash disbursed by the Partnership in the ordinary course of business for the payment of its operating expenses, such as expenses for management, on-site property personnel, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and  materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

(c)  Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,786, $1,810 and $1,808, for the General Partner for the years ended December 31, 2007, 2006 and 2005, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2008, 2007 and 2006.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2008, 2007 and 2006.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)	Security Ownership of Management

Neither the General Partner nor any of the officers or directors of the General Partner own directly or beneficially any Partnership Units.

(d)	Changes in Control

The management and control of Associates be changed at any time in accordance with its respective organizational documents, without the consent or approval of the Limited Partners.  In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

Item 13.  Certain Relationships and Related Transactions and Director Independence

(a)
The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2008	2007

Audit Fees	$9,765	$-
Audit-related Fees	-	-
Tax Fees	2,755	2,625
All Other Fees	-	-
TOTAL	$12,520	$2,625

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)       List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2008 and 2007
Statements of Operations for the years ended March 31, 2008, 2007 and 2006
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2008, 2007 and 2006
Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
Notes to Financial Statements

(a)(2)       List of Financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)       Exhibits

3.1
Articles of incorporation and by-laws:  The registrant is not incorporated.  The Partnership Agreement dated May 10, 1991 filed as Exhibit 28.1 to Form 10 K for the year ended December 31, 1996 is hereby incorporated by reference as Exhibit 3.1.

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

99.9
Financial Statements of United Development 2000, L.P, as of and for the year ended December 31, 2007, 2006 and 2005 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		Initial Cost to Partnership		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$ 360,000	$ 360,000	$ 105,000	$ 1,140,000	$ 24,000	$ 977,000	$ 105,000	$ 1,164,000	$ 259,000	$ 1,010,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	435,000	120,000	2,021,000	601,000	1,540,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	16,000	3,143,000	129,000	3,891,000	580,000	3,440,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1) (3,348,000)	2,010,000	111,000	2,979,000	1,105,000	1,985,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	678,000	64,000	1,189,000	214,000	1,039,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	794,000	62,000	1,175,000	283,000	954,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	23,000	3,553,000	-	7,109,000	1,202,000	5,907,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	697,000	49,000	967,000	295,000	721,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	-	952,000	-	1,290,000	427,000	863,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		Initial Cost to Partnership			As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$ 891 ,000	$ 879,000	$ 46,000	$ 1,645,000	-	150,000	46,000	1,645,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	807,000	42,000	1,396,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,354,000	72,000	1,707,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,019,000	195,000	3,543,000

		$ 14,154,000	$ 14,142,000	$ 995,000	$ 33,353,000	$ (3,277,000)	$ 16,569,000	$ 995,000	$ 30,076,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 7 to the audited financial statements.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$ 128,000	$ (31,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	163,000	(60,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	430,000	89,000	2000	Completed	40

Lake Village Apartments, L.P. (1)	87,000	(215,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	152,000	(16,000)	2001	Completed	40

Ozark Properties III	116,000	(11,000)	2001	Completed	40

Pierce Street Partners, L.P.	696,000	3,000	2000	Completed	40

Red Oaks Estates, L.P.	148,000	(27,000)	2000	Completed	27.5

School Square, L.P.	177,000	(15,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	48,000	(23,000)	2000	Completed	40

Tahlequah Properties IV	102,000	(23,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	110,000	(28,000)	2001	Completed	40

United Development 2000, L.P.	311,000	(80,000)	2000	Completed	27.5

	$ 2,668,000	$ (437,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
		As of March 31, 2007		Initial Cost to Partnership		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvemens	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$ 360,000	$ 360,000	$ 105,000	$ 1,140,000	$ 22,000	$ 981,000	$ 105,000	$ 1,161,000	$ 228,000	$ 1,038,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	440,000	120,000	2,021,000	521,000	1,620,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	4,000	3,179,000	129,000	3,879,000	480,000	3,528,000

Lake Village Apartments, L.P.	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1) (3,348,000)	2,010,000	111,000	2,979,000	997,000	2,093,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	680,000	64,000	1,189,000	184,000	1,069,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	803,000	62,000	1,175,000	249,000	988,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	16,000	3,609,000	-	7,102,000	1,015,000	6,087,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	703,000	49,000	967,000	259,000	757,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	-	957,000	-	1,290,000	380,000	910,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
		As of March 31, 2008		Initial Cost to Partnership			As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$ 891 ,000	$ 879,000	$ 46,000	$ 1,645,000	-	150,000	46,000	1,645,000	474,000	1,217,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	807,000	42,000	1,396,000	301,000	1,137,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,354,000	72,000	1,707,000	351,000	1,428,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,019,000	195,000	3,543,000	734,000	3,004,000

		$ 14,154,000	$ 14,142,000	$ 995,000	$ 33,353,000	$ (3,277,000)	$ 16,569,000	$ 995,000	$ 30,076,000	$ 6,826,000	$ 24,245,000

(1) Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
	For the year ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$ 123,000	$ (28,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	142,000	239,000	2000	Completed	27.5

Hickory Lane Partners, L.P.	423,000	(85,000)	2000	Completed	40

Lake Village Apartments, L.P.	94,000	(1) (3,734,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	153,000	(13,000)	2001	Completed	40

Ozark Properties III	110,000	(14,000)	2001	Completed	40

Pierce Street Partners, L.P.	678,000	(107,000)	2000	Completed	40

Red Oaks Estates, L.P.	141,000	(3,000)	2000	Completed	27.5

School Square, L.P.	176,000	(17,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	56,000	1,000	2000	Completed	40

Tahlequah Properties IV	107,000	(21,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	105,000	(45,000)	2001	Completed	40

United Development L.P., 2000	313,000	(70,000)	2000	Completed	27.5

	$ 2,621,000	$ (3,897,000)

(1) Includes $3,348,000 of impairment loss due to permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
		As of March 31, 2007		Initial Cost to Partnership		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$ 360,000	$ 360,000	$ 105,000	$ 1,140,000	$ 22,000	$ 981,000	$ 105,000	$ 1,161,000	$ 228,000	$ 1,038,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	440,000	120,000	2,021,000	521,000	1,620,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	4,000	3,179,000	129,000	3,879,000	480,000	3,528,000

Lake Village Apartments, L.P.	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1) (3,348,000)	2,010,000	111,000	2,979,000	997,000	2,093,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	680,000	64,000	1,189,000	184,000	1,069,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	803,000	62,000	1,175,000	249,000	988,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	16,000	3,609,000	-	7,102,000	1,015,000	6,087,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	703,000	49,000	967,000	259,000	757,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	-	957,000	-	1,290,000	380,000	910,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
		As of March 31, 2007		Initial Cost to Partnership			As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$ 891 ,000	$ 879,000	$ 46,000	$ 1,645,000	-	641,000	46,000	1,645,000	426,000	1,265,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	815,000	42,000	1,396,000	260,000	1,178,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,354,000	72,000	1,707,000	302,000	1,477,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,031,000	195,000	3,543,000	608,000	3,130,000

		$ 14,154,000	$ 14,142,000	$ 995,000	$ 33,353,000	$ (3,298,000)	$ 17,203,000	$ 995,000	$ 30,054,000	$ 5,909,000	$ 25,140,000

(1) Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006
	For the year ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$ 127,000	$ (23,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	149,000	(77,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	400,000	(66,000)	2000	Completed	40

Lake Village Apartments, L.P.	138,000	(336,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	140,000	(20,000)	2001	Completed	40

Ozark Properties III	97,000	(22,000)	2001	Completed	40

Pierce Street Partners, L.P.	664,000	(105,000)	2000	Completed	40

Red Oaks Estates, L.P.	136,000	(29,000)	2000	Completed	27.5

School Square, L.P.	170,000	(26,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	35,000	185,000	2000	Completed	40

Tahlequah Properties IV	104,000	(19,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	96,000	(47,000)	2001	Completed	40

United Development 2000, L.P.	335,000	(108,000)	2000	Completed	27.5

	$ 2,591,000	$ (693,000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

By:           WNC & Associates, Inc.,
General Partner

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date: October 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: October 4, 2010

By:           /s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: October 4, 2010

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: October 4, 2010

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: October 4, 2010