Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-04
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-32395

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

California	33-0761517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2008 and March 31, 2008	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2008 and 2007	4

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2008	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2008 and 2007	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	March 31, 2008

ASSETS

Cash	$458,542	$450,623
Investments in Local Limited Partnerships, net (Note 2)	4,156,596	5,504,128
Due from affiliates, net (Note 5)	78,807	78,807

Total Assets	$4,693,945	$6,033,558

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$12,081	$12,081
Accrued expenses	5,500	15,265
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	151,778	133,434
Total Liabilities	169,359	160,780

Partners’ Equity (Deficit):
General Partner	(13,477)	(12,129)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	4,538,063	5,884,907

Total Partners’ Equity (Deficit)	4,524,586	5,872,778

Total Liabilities and Partners’ Equity (Deficit)	$4,693,945	$6,033,558

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$10,000	$3,849

Operating expenses and loss:
Amortization (Note 2)	9,809	9,809
Asset management fees (Note 3)	14,614	14,614
Impairment loss (Note 2)	1,208,418	247,227
Legal and accounting fees	6,015	224
Write off of advances to Local Limited Partnerships (Note 5)	-	5,232
Other	1,714	1,433

Total operating expenses and loss	1,240,570	278,539

Loss from operations	(1,230,570)	(274,690)

Equity in losses of Local
Limited Partnerships (Note 2)	(118,990)	(57,789)

Interest income	1,368	4,864

Net loss	$(1,348,192)	$(327,615)

Net loss allocated to:
General Partner	$(1,348)	$(327)

Limited Partners	$(1,346,844)	$(327,288)

Net loss per Partnership Unit	$(71)	$(17)

Outstanding weighted Partnership Units	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2008
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(12,129)	$5,884,907	$5,872,778

Net loss	(1,348)	(1,346,844)	(1,348,192)

Partners’ equity (deficit) at June 30, 2008	$(13,477)	$4,538,063	$4,524,586

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(1,348,192)	$(327,615)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	9,809	9,809
Equity in losses of Local Limited Partnerships	118,990	57,789
Impairment loss	1,208,418	247,227
Decrease in accrued expenses	(9,765)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	18,344	3,522

Net cash used in operating activities	(2,396)	(9,268)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	10,315	-
Advances to Local Limited Partnerships	-	(5,232)
Write off of advances to Local Limited Partnerships	-	5,232
Net cash provided by investing activities	10,315	-

Net increase (decrease) in cash	7,919	(9,268)

Cash, beginning of period	450,623	480,463

Cash, end of period	$458,542	$471,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership"), is a California Limited Partnership formed on June 16, 1997 under the laws of the State of California and commenced operations on September 3, 1999.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc., a California corporation (“Associates” or the “General Partner”).  The chairman and president of Associates own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnerships Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any    significant    amounts   of   cash   will   be  distributed   to  the  Partnership.   Should   such     istributions     occur,    the     Limited      Partners    will be     entitled            to receive        distributions           equal        to         their          capital     contributions     and

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar Housing Complexes, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to Limited Partners could be reduced if the IRS were successful in such a challenge.  The alternative minimum tax could reduce tax benefits from an investment in the Partnership.  Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Local Limited Partnership have completed their 15-year Compliance Period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008. As of June 30, 2008, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, has been identified for disposition.

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

“Equity   in   losses  of   Local   Limited   Partnerships”   for  the  periods ended   June 30,  2008  and  2007  have  been   recorded   by   the  Partnership.   Management’s   estimate   for  the   three-month period is based on  either  actual unaudited results reported by

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity’s expected losses, the majority of the expected residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership’s interests in these VIE’s as the Partnership is not considered the primary beneficiary. The Partnership’s balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Local Limited Partnerships in the future.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2008, one of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Concentration of Credit Risk

As of June 30, 2008 and March 31, 2008, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $9,809 for each of the three months ended June 30, 2008 and 2007.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Beginning with the impairment analysis performed as of June 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. If the residual estimate calculated at March 31, 2008 had been used in the impairment analysis as of June 30, 2008, impairment loss for the three months ended June 30, 2008 would have been approximately $254,000 lower. For the three months ended June 30, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $1,208,418 and $247,227, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the three months ended June 30, 2008 and 2007, no impairment loss was recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 476 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008

Investments per balance sheet, beginning of period	$5,504,128	$6,432,606
Equity in losses of Local Limited Partnerships	(118,990)	(187,209)
Impairment loss	(1,208,418)	(700,971)
Distributions received from Local Limited Partnerships	(10,315)	(1,062)
Amortization of capitalized acquisition fees and costs	(9,809)	(39,236)

Investments per balance sheet, end of period	$4,156,596	$5,504,128

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$3,292,821	$4,630,544
Acquisition fees and costs, net of accumulated amortization of $832,725 and $822,916	863,775	873,584
Investments per balance sheet, end of period	$4,156,596	$5,504,128

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007

Revenues	$761,000	$792,000

Expenses
Interest expense	202,000	213,000
Depreciation and amortization	227,000	268,000
Operating expenses	511,000	460,000
Total expenses	940,000	941,000

Net loss	$(179,000)	$(149,000)
Net loss allocable to the Partnership	$(179,000)	$(154,000)
Net loss recorded by the Partnership	$(119,000)	$(58,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $455,725 and $445,916 as of June 30, 2008 and March 31, 2008, respectively.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds.  As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships.  The acquisition costs were fully amortized for all periods presented.

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $14,614 were incurred during the three months ended June 30, 2008 and 2007, of which $0 and $11,250 were paid during the three months ended June 30, 2008 and 2007, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2008 and 2007.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2008	March 31, 2008

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$7,980	$4,251
Payable to Local Limited Partnerships	64	64
Asset management fee payable	143,734	129,119

Total	$151,778	$133,434

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment).  As of all periods presented, $12,081 remains payable to a Local Limited Partnership.

NOTE 5 – DUE FROM AFFILIATES, NET

At June 30, 2008 and March 31, 2008, loans receivable of $78,807, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership.  The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

During the year ended March 31, 2002, Associates was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment’s loans. As a result of the foregoing, on June 30, 2002, the Local General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the “Agreement”), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new Local General Partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits.  Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

Beginning in November 2005 the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $244,944 all of which has been fully reserved and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(Unaudited)

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at June 30, 2008.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at June 30, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted of $459,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $4,157,000 and due from affiliates, net of $79,000.  Liabilities at June 30, 2008 consisted of $152,000 of accrued fees and expenses due to the General Partner and/or its affiliates, $12,000 of payables to Local Limited Partnerships and accrued expenses of $6,000.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.   The Partnership’s net loss for the three months ended June 30, 2008 was $(1,348,000), reflecting an increase of $(1,020,000) from the $(328,000) net loss experienced for the three months ended June 30, 2007.  The increase was largely due to an increase of $(961,000) in impairment loss.  For the quarter ended June 30, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the quarter ended June 30, 2008, all Local Limited Partnerships were not considered to have any material residual value in consideration of the current economic circumstances.  The change in residual value estimates led to the significant increase in impairment loss.  The equity in losses of Local Limited Partnerships also increased by $(61,000) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Write off of advances to Local Limited Partnerships was $0 for the three months ended June 30, 2008 compared to $5,000 for the three months ended June 30, 2007.  Advances to Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.  Legal and accounting fees increased by $(6,000) due to the timing of the accounting work being performed.  The interest income decreased by $(3,000), largely due to the decrease in overall cash balances combined with lower interest rates. Reporting fees increased by $6,000. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.  The net increase in cash during the three months ended June 30, 2008 was $8,000, compared to a net decrease in cash for the three months ended June 30, 2007 of $(9,000).  During the three months ended June 30, 2008 the Partnership collected approximately $10,000 in distributions from Local Limited Partnerships compared to $0 for the three months ended June 30, 2007.  Additionally, the Partnership advanced $5,000 to a Local Limited Partnership for the three months ended June 30, 2007 compared to no advances made during the three months ended June 30, 2008.  During the three months ended June 30, 2008, the Partnership paid $(10,000) in accrued expenses while no payments were made during the three months ended June 30, 2007.  Lastly, during the three months ended June 30, 2008, the Partnership paid no accrued asset management fees compared to $11,000 for the three months ended June 30, 2007.

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $18,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it will not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and will have no impact on the Partnership's financial condition or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification will not have a material impact on the Partnership's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

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

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use

Item 4T. Controls and Procedures, continued

the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

NONE

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                NONE

Item 3.    Defaults Upon Senior Securities

NONE

Item 4.    (Removed and Reserved)

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

By:  WNC & ASSOCIATES, INC.                                                                           General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  October 4, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  October 4, 2010