Form 10-Q
period 2008-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-04
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2008 and March 31, 2008	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2008 and 2007	4

Condensed Statement of Partners' Equity (Deficit)
For the Six Months Ended September 30, 2008	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2008 and 2007	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2008	March 31, 2008

ASSETS

Cash	$389,015	$450,623
Investments in Local Limited Partnerships, net (Note 2)	4,027,797	5,504,128
Due from affiliates, net (Note 5)	78,807	78,807
Total Assets	$4,495,619	$6,033,558

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$12,081	$12,081
Accrued expenses	5,500	15,265
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	150,048	133,434
Total Liabilities	167,629	160,780

Partners’ Equity (Deficit):
General Partner	(13,674)	(12,129)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	4,341,664	5,884,907

Total Partners’ Equity (Deficit)	4,327,990	5,872,778

Total Liabilities and Partners’ Equity (Deficit)	$4,495,619	$6,033,558

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2008 and 2007
(unaudited)

	2008		2007
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$9,144	$19,144	$8,769	$12,618

Operating expenses and loss:
Amortization (Note 2)	9,809	19,618	9,809	19,618
Asset management fees (Note 3)	14,614	29,228	14,614	29,228
Legal and accounting fees	60,614	66,629	12,520	12,744
Impairment loss	-	1,208,418	-	247,227
Write off of advances to Local Limited Partnerships	-	-	2,100	7,332
Other	3,437	5,151	485	1,919

Total operating expenses and loss	88,474	1,329,044	39,528	318,068

Loss from operations	(79,330)	(1,309,900)	(30,759)	(305,450)

Equity in losses of Local
Limited Partnerships (Note 2)	(118,990)	(237,980)	(57,790)	(115,579)

Interest income	1,724	3,092	2,982	7,846

Net loss	$(196,596)	$(1,544,788)	$(85,567)	$(413,183)

Net loss allocated to:
General Partner	$(197)	$(1,545)	$(86)	$(413)

Limited Partners	$(196,399)	$(1,543,243)	$(85,481)	$(412,770)

Net loss per Partnership Unit	$(10)	$(82)	$(5)	$(22)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2008
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(12,129)	$5,884,907	$5,872,778

Net loss	(1,545)	(1,543,243)	(1,544,788)

Partners’ equity (deficit) at September 30, 2008	$(13,674)	$4,341,664	$4,327,990

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2008 and 2007
(unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,544,788)	$(413,183)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	19,618	19,618
Impairment loss	1,208,418	247,227
Equity in losses of Local Limited Partnerships	237,980	115,579
Increase (decrease) in accrued expenses	(9,765)	9,765
Increase in accrued fees and expenses due to
General Partner and affiliates	16,614	7,439

Net cash used in operating activities	(71,923)	(13,555)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	10,315	1,061
Advances to Local Limited Partnerships	-	(7,332)
Write off of advances to Local Limited Partnerships	-	7,332

Net cash provided by investing activities	10,315	1,061

Net decrease in cash	(61,608)	(12,494)

Cash, beginning of period	450,623	480,463

Cash, end of period	$389,015	$467,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization

WNC Housing Tax Credit Fund VI, L.P. Series 7, (the "Partnership"), is a California Limited Partnership formed on June 16, 1997 under the laws of the State of California and commenced operations on September 3, 1999.  The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Local Limited Partnership Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

For the Quarterly Period Ended September 30, 2008
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Local Limited Partnership have completed their 15-year Compliance Period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.  As of September 30, 2008, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, has been identified for disposition.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management’s estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income. As of September 30, 2008, one of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

As of September 30, 2008 and March 31, 2008, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2008 and 2007 was $19,618.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $1,208,418 and $247,227, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of the periods presented, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships consisting of an aggregate of 476 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008

Investments per balance sheet, beginning of period	$5,504,128	$6,432,606
Equity in losses of Local Limited Partnerships	(237,980)	(187,209)
Impairment loss	(1,208,418)	(700,971)
Distributions received from Local Limited Partnerships	(10,315)	(1,062)
Amortization of capitalized acquisition fees and costs	(19,618)	(39,236)

Investments per balance sheet, end of period	$4,027,797	$5,504,128

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$3,173,831	$4,630,544
Acquisition fees and costs, net of accumulated amortization of $842,534 and $822,916	853,966	873,584
Investments per balance sheet, end of period	$4,027,797	$5,504,128

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007

Revenues	$1,523,000	$1,585,000

Expenses
Interest expense	404,000	427,000
Depreciation and amortization	455,000	535,000
Operating expenses	1,022,000	920,000
Total expenses	1,881,000	1,882,000

Net loss	$(358,000)	$(297,000)
Net loss allocable to the Partnership	$(358,000)	$(308,000)
Net loss recorded by the Partnership	$(238,000)	$(116,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $465,534 and $445,916 as of September 30, 2008 and March 31, 2008, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS,

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $29,228 were incurred during each of the six months ended September 30, 2008 and 2007, of which $22,500 was paid during the six months ended September 30, 2008 and 2007, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $57,894 and $2,688 during the six months ended September 30, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2008	March 31, 2008

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$14,136	$4,251
Payable to Local Limited Partnerships	64	64
Asset management fee payable	135,848	129,119

Total	$150,048	$133,434

The General Partners and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment).  As of all periods presented, $12,081 remains payable to the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 5 – DUE FROM AFFILIATES, NET

At September 30, 2008 and March 31, 2008, loans receivable of $78,807, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made.

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

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at September 30, 2008.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at September 30, 2008.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2008 consisted of $389,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $4,028,000 and due from affiliates, net of $79,000.  Liabilities at September 30, 2008 consisted of $150,000 of accrued fees and expenses due to the General Partner and/or its affiliates, $12,000 of payables to Local Limited Partnerships and $6,000 of accrued expenses.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.   The Partnership’s net loss for the three months ended September 30, 2008 was $(197,000), reflecting an increase of approximately $(111,000) from the $(86,000) net loss experienced for the three months ended September 30, 2007. The increase in net loss is largely due to the $(61,000) increase in equity in losses of Local Limited Partnerships, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Legal and accounting fees increased by $(48,000) due to the timing of the accounting work being performed.  The interest income decreased by $(1,000) due to the decrease in overall cash balances combined with lower interest rates.  Additionally, the Partnership advanced $(2,000) to a Local Limited Partnership and fully reserved for it in the same period during the three months ended September 30, 2007 compared to no advances made or reserved for during the three months ended September 30, 2008.  Advances to Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007.   The Partnership’s net loss for the six months ended September 30, 2008 was $(1,545,000), reflecting an increase of approximately $(1,132,000) from the $(413,000) net loss experienced for the six months ended September 30, 2007.  The increase was largely due to an increase of $(961,000) in impairment loss.  For the six months ended September 30, 2007, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. Beginning in the quarter ended June 30, 2008, all Local Limited Partnerships were not considered to have any material residual value in consideration of the current economic circumstances. This change in residual value estimate led to the significant increase in impairment loss. During the  six   months   ended  September  30,    2008,  there   were  no

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

advances made to Local Limited Partnerships compared to $(7,000) in advances made during the six months ended September 30, 2007 which were reserved for in full during the same six month period.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.     The decrease in advances made and reserved for was partially offset by an increase of $(54,000) in legal and accounting fees due to the timing of the accounting work being performed.  Reporting fees increased by $7,000.  Those fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  The interest income decreased by $(5,000) which was due to the decrease in overall cash balances combined with lower interest rates.  The equity in losses of Local Limited Partnership increased by $(122,000), which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007.  The net decrease in cash during the six months ended September 30, 2008 was $(62,000) compared to a net decrease in cash for the six months ended September 30, 2007 of $(12,000).  The increase in cash used during the six months ended September 30, 2008 is largely due to the $(58,000) reimbursement of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2008 compared to only $(3,000) paid during the six months ended September 30, 2007.  This is partially offset by the fact that during the six months ended September 30, 2007, the Partnership made advances of $(7,000) to a Local Limited Partnership that was experiencing operational issues compared to no advances made during the six months ended September 30, 2008.  Additionally, during the six months ended September 30, 2008, the Partnership paid $(10,000) in accrued expenses, which was payment for accrued accounting fees.   No such payments were made during the six months ended September 30, 2007.  Comparing the six months ended September 30, 2008 to the six months ended September 30, 2007, the Partnership received $9,000 more in distributions from Local Limited Partnerships.  These payments can vary from year to year depending the operations of the Local Limited Partnerships and if they have cash flow available for distribution.

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, increased by $17,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND VI, L.P. Series 7

By:  WNC & ASSOCIATES, INC.                                                                           General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  October 4, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  October 4, 2010