Form 10-Q
period 2008-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-05
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ___No _X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2008 and March 31, 2008	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2008 and 2007	4

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2008	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2008 and 2007	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2008	March 31, 2008

ASSETS

Cash	$365,268	$450,623
Investments in Local Limited Partnerships, net (Note 2)	3,898,997	5,504,128
Due from affiliates, net (Note 5)	78,807	78,807

Total Assets	$4,343,072	$6,033,558

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$12,081	$12,081
Accrued expenses	5,500	15,265
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	168,645	133,434

Total Liabilities	186,226	160,780

Partners’ Equity (Deficit):
General Partner	(13,845)	(12,129)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	4,170,691	5,884,907

Total Partners’ Equity (Deficit)	4,156,846	5,872,778

Total Liabilities and Partners’ Equity (Deficit)	$4,343,072	$6,033,558

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2008 and 2007
(unaudited)

	2008		2007
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$1,000	$20,144	$-	$12,618

Operating expenses and loss:
Amortization (Note 2)	9,809	29,427	9,809	29,427
Asset management fees (Note 3)	14,614	43,842	14,614	43,842
Legal and accounting fees	9,937	76,566	-	12,744
Impairment loss (Note 2)	-	1,208,418	-	247,227
Write off of advances to Local Limited Partnerships	16,000	16,000	-	7,332
Other	3,866	9,017	423	2,342

Total operating expenses and loss	54,226	1,383,270	24,846	342,914

Loss from operations	(53,226)	(1,363,126)	(24,846)	(330,296)

Equity in losses of Local
Limited Partnerships (Note 2)	(118,990)	(356,970)	(57,789)	(173,368)

Interest income	1,072	4,164	2,742	10,588

Net loss	$(171,144)	$(1,715,932)	$(79,893)	$(493,076)

Net loss allocated to:
General Partner	$(171)	$(1,716)	$(80)	$(493)

Limited Partners	$(170,973)	$(1,714,216)	$(79,813)	$(492,583)

Net loss per Partnership Unit	$(9)	$(91)	$(4)	$(26)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2008
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(12,129)	$5,884,907	$5,872,778

Net loss	(1,716)	(1,714,216)	(1,715,932)

Partners’ equity (deficit) at December 31, 2008	$(13,845)	$4,170,691	$4,156,846

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(1,715,932)	$(493,076)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	29,427	29,427
Impairment loss	1,208,418	247,227
Equity in losses of Local Limited Partnerships	356,970	173,368
Increase (decrease) in accrued expenses	(9,765)	9,765
Increase in accrued fees and expenses due to
General Partner and affiliates	35,211	19,007

Net cash used in operating activities	(95,671)	(14,282)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	10,316	1,061
Advances to Local Limited Partnerships	(16,000)	(7,332)
Write off of advances to Local Limited Partnerships	16,000	7,332

Net cash provided by investing activities	10,316	1,061

Net decrease in cash	(85,355)	(13,221)

Cash, beginning of period	450,623	480,463

Cash, end of period	$365,268	$467,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments.

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

For the Nine Months Ended December 31, 2008 and 2007

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

For the Nine Months Ended December 31, 2008 and 2007

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

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Local Limited Partnerships, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008. As of December 31, 2008, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, L.P., has been identified for disposition.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Nine Months Ended December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management’s estimate for the three and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2008, one of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Concentration of Credit Risk

As of December 31, 2008 and March 31, 2008, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Nine Months Ended December 31, 2008 and 2007

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2008 and 2007 was $29,427.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $1,208,418 and $247,227, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During each of the nine months ended December 31, 2008 and 2007, no impairment loss was recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008

Investments per balance sheet, beginning of period	$5,504,128	$6,432,606
Equity in losses of Local Limited Partnerships	(356,970)	(187,209)
Impairment loss	(1,208,418)	(700,971)
Distributions received from Local Limited Partnerships	(10,316)	(1,062)
Amortization of capitalized acquisition fees and costs	(29,427)	(39,236)

Investments per balance sheet, end of period	$3,898,997	$5,504,128

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$3,054,840	$4,630,544
Acquisition fees and costs, net of accumulated amortization of $852,343 and $822,916	844,157	873,584
Investments per balance sheet, end of period	$3,898,997	$5,504,128

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007

Revenues	$2,284,000	$2,377,000

Expenses
Interest expense	606,000	640,000
Depreciation and amortization	683,000	803,000
Operating expenses	1,532,000	1,380,000
Total expenses	2,821,000	2,823,000

Net loss	$(537,000)	$(446,000)
Net loss allocable to the Partnership	$(537,000)	$(462,000)
Net loss recorded by the Partnership	$(357,000)	$(173,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $475,343 and $445,916 as of December 31, 2008 and March 31, 2008, respectively.

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

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $43,842 were incurred during the nine months ended December 31, 2008 and 2007, of which $22,500 was paid during each of the nine months ended December 31, 2008 and 2007.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $67,713 and $6,157 during the nine months ended December 31, 2008 and 2007, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consist of the following at:

	December 31, 2008	March 31, 2008

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$18,119	$4,251
Payables to Local Limited Partnerships	64	64
Asset management fee payable	150,462	129,119

Total	$168,645	$133,434

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

NOTE 5 – DUE FROM AFFILIATES, NET

At December 31, 2008 and March 31, 2008, loans receivable of $78,807, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

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

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at December 31, 2008.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at December 31, 2008.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2008 consisted of $365,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $3,899,000 in and $79,000 in due from affiliates, net.  Liabilities at December 31, 2008 consisted of $169,000 of accrued fees and expenses payable to the General Partner and/or its affiliates, $12,000 of payables to Local Limited Partnerships and $6,000 in accrued expenses.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007. The Partnership’s net loss for the three months ended December 31, 2008 was $(171,000) reflecting a change of approximately $(91,000) from the $(80,000) net loss for the three months ended December 31, 2007. The change was primarily due to a $(61,000) increase in equity in losses of Local Limited Partnerships, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was a $(16,000) increase in write off of advances to Local Limited Partnerships. During the three months ended December 31, 2008 there were $(16,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2008 compared to no advances made during the three months ended December 31, 2007.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, legal and accounting fees increased by $(10,000) due to the timing of the accounting work being performed. There was also a $1,000 increase in reporting fees. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited
Partnership’s cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007.   The Partnership’s net loss for the nine months ended December 31, 2008 was $(1,716,000), reflecting a change of approximately $(1,223,000) from the $(493,000) net loss experienced for the nine months ended December 31, 2007. The increase was largely due to an increase of $(961,000) in impairment loss.   For the nine months ended December 31, 2008, the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the nine months ended December 31, 2008, all Local Limited Partnerships were not considered to have any material residual value in consideration of the current economic circumstances. Equity in losses of Local Limited Partnership increased by $(184,000).   This can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  There was also a $(9,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

increase in write off of advances to Local Limited Partnerships. During the nine months ended December 31, 2008 there were $(16,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2008 compared to $(7,000) advanced and fully reserved for during the nine months ended December 31, 2007.  The advances made to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnership.  The interest income decreased by $(6,000) which was due to the decrease in overall cash balances combined with lower interest rates. There was also a $8,000 increase in reporting fees.  Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. There was also $(64,000) increase in legal and accounting fees for the nine months ended December 31, 2008 due to the timing of the accounting work being performed.

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007.  The net decrease in cash during the nine months ended December 31, 2008 was $(85,000) compared to a net decrease in cash for the nine months ended December 31, 2007 of $(13,000).  The increase in cash used during the nine months ended December 31, 2008 is largely due to the $(68,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to only $(6,000) paid during the nine months ended December 31, 2007.  During the nine months ended December 31, 2008 the Partnership made advances of $(16,000) to a Local Limited Partnership that was experiencing operational issues compared to $(7,000) of advances made during the nine months ended December 31, 2007. Additionally, the Partnership received $8,000 more in reporting fees and $9,000 more in distributions from Local Limited Partnerships.  These can vary from year to year depending on the operations of the Local Limited Partnerships and if they have cash flow available for distribution.  That increase was partially offset by $(6,000) less interest income the Partnership earned and collected due to lower cash balances combined with lower interest rates.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $35,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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