Form 10-K
period 2010-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-05
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-32395

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7
(Exact name of registrant as specified in its charter)

California	33-0761517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle	92614-6404
Irvine, CA	(Zip Code)
(Address of principal executive offices)

 (714) 662-5565
(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

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

The Partnership originally invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2009.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the thirteen Housing Complexes:

Expiration Date for 15-year Compliance Period

Local Limited Partnership Name	Compliance Period 15-year Expiration Date
2nd Fairhaven, LLC	2014
ACN Southern Hills Partners II, L.P.	2016
Hickory Lane Partners, L.P.	2016
Lake Village Apartments, L.P.	2017
Montrose County Estates Limited Dividend Housing Association, L.P.	2015
Ozark Properties III	2015
Pierce Street Partners, L.P.	2015
Red Oaks Estates, L.P.	2014
School Square, L.P.	2015
Stroud Housing Associates, L.P.	2015
Tahlequah Properties IV	2015
Timberwolf Townhomes, L.P.	2017
United Development L.P., 2000	2017

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P., for disposition.  See footnote 7 to the audited financial statements.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

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

For each of the years ended March 31, 2009, 2008 and 2007, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements.  Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $1,208,418, $700,971 and $623,012, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $13,000, $13,000 and $27,000 for the years ended March 31, 2009, 2008 and 2007, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $58,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$360,000	$360,000	18	$470,000	$973,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,792,000	428,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	845,000	3,104,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	3,834,000	3,834,000	50	3,972,000	2,010,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	747,000	675,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	786,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	1,729,000	3,495,000

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	690,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	397,000	947,000

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	891,000	879,000	36	1,519,000	150,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	491,000	798,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	685,000	1,355,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	1,005,000

			$14,154,000	$14,142,000	476	$16,377,000	$16,416,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the Compliance Period.  Approximately 70% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) This Local Limited Partnership has been identified for disposition. See Note 7 to audited financial statements.

For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$132,000	$(17,000)	99.98%

ACN Southern Hills Partners II, L.P.	169,000	(49,000)	99.98%

Hickory Lane Partners, L.P.	446,000	8,000	99.98%

Lake Village Apartments, L.P. (1)	99,000	(240,000)	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	158,000	(27,000)	99.98%

Ozark Properties III	112,000	(14,000)	99.98%

Pierce Street Partners, L.P.	675,000	(50,000)	99.98%

Red Oaks Estates, L.P.	157,000	(23,000)	99.98%

School Square, L.P.	175,000	(16,000)	99.98%

Stroud Housing Associates, L.P.	45,000	(34,000)	99.98%

Tahlequah Properties IV	120,000	(3,000)	99.98%

Timberwolf Townhomes, L.P.	109,000	(39,000)	99.98%

United Development L.P., 2000	307,000	(125,000)	99.98%

	$2,704,000	$(629,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to the audited financial statements.

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2008	2007	2006	2005	2004

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	97%	97%	100%	97%	90%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	95%	98%	97%	98%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	54%	40%	38%	66%	76%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	100%	91%	94%	94%	81%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	92%	96%	100%	100%	96%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	100%	98%	100%	95%

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	96%	100%	100%	92%	96%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	88%	100%	82%	100%	94%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	33%	58%	28%	50%	47%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	100%	88%	100%	100%	96%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	85%	90%	95%	90%	90%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	69%	96%	98%	98%	88%

			85%	89%	86%	91%	88%

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

(b)	At March 31, 2009, there were 958 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2009, 2008 and 2007, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

Item 5b.  Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

	For the Years Ending March 31,

	2009	2008	2007	2006	2005

ASSETS
Cash	$323,243	$450,623	$480,463	$530,499	$774,720
Investments in Local Limited Partnerships, net	3,856,934	5,504,128	6,432,606	9,403,686	11,122,724
Due from affiliates, net	78,807	78,807	78,807	78,807	78,807

Total Assets	$4,258,984	$6,033,558	$6,991,876	$10,012,992	$11,976,251

LIABILITIES
Payables to Local Limited Partnerships	$12,081	$12,081	$12,081	$12,081	$61,631
Accrued expenses	5,500	15,265	5,500	5,500	5,500
Accrued fees and expenses due to General Partner and affiliates	143,417	133,434	118,179	94,161	114,615

Total Liabilities	160,998	160,780	135,760	111,742	181,746

PARTNERS' EQUITY	4,097,986	5,872,778	6,856,116	9,901,250	11,794,505

Total Liabilities and Partners’ Equity	$4,258,984	$6,033,558	$6,991,876	$10,012,992	$11,976,251

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2009	2008	2007	2006	2005
Loss from operations (Note 1)	$(1,389,737)	$(807,199)	$(754,482)	$(327,951)	$(191,292)
Equity in losses from Local Limited Partnerships	(389,225)	(187,209)	(2,304,678)	(1,577,954)	(1,101,772)
Interest income	4,170	11,070	14,026	12,650	11,322

Net loss	$(1,774,792)	$(983,338)	$(3,045,134)	$(1,893,255)	$(1,281,742)

Net loss allocated to:

General Partner	$(1,775)	$(983)	$(3,045)	$(1,893)	$(1,282)

Limited Partners	$(1,773,017)	$(982,355)	$(3,042,089)	$(1,891,362)	$(1,280,460)

Net loss per Partnership Unit	$(94.06)	$(52.11)	$(161.38)	$(100.34)	$(67.93)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Loss from operations for the years ended March 31, 2009, 2008, 2007, 2006 and 2005, includes a charge for impairment losses on investments in Local Limited Partnerships of $1,208,418, $700,971, $623,012, $89,669 and $0, respectively.

	For the Years Ended March 31,

	2009	2008	2007	2006	2005
Net cash provided by (used in):
Operating activities	$(137,695)	$(30,902)	$(50,123)	$(192,066)	$(86,825)
Investing activities	10,315	1,062	87	(52,155)	(271,701)
Net change in cash	(127,380)	(29,840)	(50,036)	(244,221)	(358,526)

Cash, beginning of period	450,623	480,463	530,499	774,720	1,133,246

Cash, end of period	$323,243	$450,623	$480,463	$530,499	$774,720

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2008	2007	2006	2005	2004

Federal	$95	$95	$96	$96	$96

State	-	-	-	-	-

Total	$95	$95	$96	$96	$96

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

Financial Condition

The Partnership’s assets at March 31, 2009 consisted of $323,000 in cash, aggregate investments in thirteen Local Limited Partnerships of $3,857,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $79,000 in due from affiliates, net.  Liabilities at March 31, 2009 consisted of $12,000 of payables due to Local Limited Partnerships, $143,000 of accrued fees and advances due to the General Partner and/or its affiliates (See “Future Contractual Cash Obligations” below) and accrued expenses of $6,000.

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(1,775,000), reflecting an increase of $(792,000) from the net loss of $(983,000) for the year ended March 31, 2008.  The increase in net loss is largely due to an increase of $(507,000) in impairment loss. For the year ended March 31, 2008, the impairment analysis calculated any residual value to the Partnership in addition to the remaining LIHTCs available to the Partnership and compared that to the current carrying value of each investment to the Partnerhsip. For the year ended March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. In addition to the increase in impairment loss, the Partnership experienced a $(202,000) increase in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.  There was a $(64,000) increase in legal and accounting expenses due to the timing of the accounting work being performed.  There was also an increase of $(9,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2009 compared to the year ended March 31, 2008.  Advances of $(16,000) were made during the year ended March 31, 2009 and reserved fully in the same year compared to $(7,000) in advances being made and reserved for in the year ended March 31, 2008.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Reporting fees increased by $4,000.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Interest income decreased by $(7,000) due to interest rates decreasing during the year ended March 31, 2009 compared to interest rates during the year ended March 31, 2008.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The Partnership’s net loss for the year ended March 31, 2008 was $(983,000), reflecting a decrease of $2,062,000 from the net loss of $(3,045,000) for the year ended March 31, 2007.  The decrease in net loss is largely due to a decrease of $2,117,000 in equity in losses of Local Limited Partnerships.  During the year ended March 31, 2007 an investment in a Local limited Partnership was reduced to zero leading to the write off of the related acquisition costs and fees, which was included in equity in losses of Local Limited Partnerships.  As the investment balance reached zero during the year ended March 31, 2007, no losses from this Local Limited Partnership could be recorded for the year ended March 31, 2008.  The equity in losses of Local Limited Partnerships also varies based on the activities of the underlying Housing Complexes.  In addition to the decrease in equity in losses, the Partnership experienced a $(53,000) increase in loss from operations.  The increase in loss from operations was partially made up of a $(78,000) increase in impairment loss.  The impairment loss can vary each year depending on the remaining Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.   There was also a $(9,000) increase in legal and accounting expenses due to the timing of the accounting work being performed.  There was also a decrease of $23,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2008 compared to the year ended March 31, 2007.  Advances of $(7,000) were made during the year ended March 31, 2008 and reserved fully in the same year compared to $(30,000) in advances being made and reserved for in the year ended March 31, 2007.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Amortization decreased by $4,000 due to the fact that net investment balance in one Local Limited Partnership reached zero as of March 31, 2007, and the acquisition costs and fees associated with that Local Limited Partnership were written down to zero.  Reporting fees increased by $2,000.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Interest income decreased by $(3,000) largely due to interest rates decreasing during the year ended March 31, 2008 compared to interest rates during the year ended March 31, 2007.

Liquidity and Capital Resources

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The net decrease in cash during the year ended March 31, 2009 was $(127,000) compared to net decrease in cash for the year ended March 31, 2008 of $(30,000).  The increase in cash used of $(97,000) was partially due to $(7,000) in advances made to a Local Limited Partnership for the year ended March 31, 2008 compared to $(16,000) in advances made during the year ended March 31, 2009.  Additionally, the Partnership reimbursed the General Partner or an affiliate $(88,000) during the year ended March 31, 2009 compared to $(8,000) reimbursed during the year ended March 31, 2008.  The Partnership also received $3,000 more in total income, which was offset by $(10,000) in accrued fees paid during the year ended March 31, 2009.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The net decrease in cash during the year ended March 31, 2008 was $(30,000) compared to net decrease in cash for the year ended March 31, 2007 of $(50,000).  The decrease in cash used of $20,000 was largely comprised of the $(30,000) in advances made to a Local Limited Partnership for the year ended March 31, 2007 compared to $(7,000) in advances made during the year ended March 31, 2008.  The Partnership paid $(45,000) of accrued asset management fees during the year ended March 31, 2008 compared to $(31,000) paid during the year ended March 31, 2007.  The Partnership reimbursed the General Partner or an affiliate $(8,000) for the year ended March 31, 2008 compared to $(14,000) reimbursed during the year ended March 31, 2007.  The Partnership also received $3,000 more in total income during the year ended March 31, 2008.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $10,000, $15,000 and $24,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $244,994 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2009.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2009.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total

Asset management fees (1)	$201,031	$58,456	$58,456	$58,456	$58,456	$2,688,976	$3,123,831
Capital contributions payable to Local Limited Partnerships	12,081	-	-	-	-	-	12,081
Total contractual cash obligations	$213,112	$58,456	$58,456	$58,456	$58,456	$2,688,976	$3,135,912

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

Reznick Group, P.C. 7700 Old Georgetown Road Suite 400 Bethesdam, MD 20814-6224 Tel: (301) 652-9100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain local limited partnerships for which investments represent $979,682 and $1,523,577 of the total Partnership assets as of March 31, 2009 and 2008, respectively and $(148,014), $(55,801) and $(78,678) of the total Partnership loss for the years ended March 31, 2009, 2008 and 2007, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P.C.

Bethesda, Maryland
October 1, 2010

www.reznickgroup.com

PEILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners
RED OAKS ESTATES, L.P.
Holly Springs, Mississippi

and

USDA Rural Development Servicing Office
Batesville, Mississippi

We have audited the accompanying balance sheet of RED OAKS ESTATES, L.P., RHS PROJECT NO. 28-047-598914599, as of December 31, 2008 and 2007 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RED OAKS ESTATES, L.P., as of December 31, 2008, and 2007, and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issues a report dated February 6, 2009 on our consideration of RED OAKS ESTATES, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L. L. P.
Metairie, Louisiana
February 6, 2009

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

/s/ Pailet, Meunier and LeBlanc, L. L. P.

Metairie, Louisiana
February 15, 2008

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
UNITED DEVELOPMENT CO., L.P.-2000

We have audited the accompanying balance sheet of UNITED DEVELOPMENT CO., L.P.-2000, as of December 31, 2008 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED DEVELOPMENT CO., L.P.-2000 as of December 31, 2008 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L. L. P.

Metairie, Louisiana
June 24, 2009

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102
201 St. Charles Ave., Ste. 2500 • New Orleans, LA 70170 • Telephone (504) 599-5905 • Fax (504) 837-7102

www.pmlcpa.com

Member of
IGAF - Member Firms in Principal Cities • PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC) • Governmantal Audit Quality Center • Private Companies Practice Section (PCPS)

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

/s/Reznick Group, P.C.

Skokie, Illinois
August 31, 2007

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2009	2008

ASSETS

Cash	$323,243	$450,623
Investments in Local Limited Partnerships, net (Notes 2 and 3)	3,856,934	5,504,128
Due from affiliates, net (Note 6)	78,807	78,807

Total Assets	$4,258,984	$6,033,558

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$12,081	$12,081
Accrued expenses	5,500	15,265
Accrued fees and expenses due to General Partner and affiliates (Note 3)	143,417	133,434

Total Liabilities	160,998	160,780

Partners’ Equity (Deficit):
General Partner	(13,904)	(12,129)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	4,111,890	5,884,907

Total Partners’ Equity (Deficit)	4,097,986	5,872,778

Total Liabilities and Partners’ Equity (Deficit)	$4,258,984	$6,033,558

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2009, 2008 and 2007

	For the Years Ended March 31,

	2009	2008	2007

Reporting fees	$20,894	$16,517	$15,000
Other income	-	1,500	-

Total income	20,894	18,017	15,000

Operating expenses and loss:
Amortization	39,236	39,236	43,303
Asset management fees (Note 3)	58,456	58,456	58,456
Impairment loss (Note 2)	1,208,418	700,971	623,012
Legal and accounting	76,920	13,407	4,147
Write off of advances to Local Limited Partnerships (Note 6)	16,000	7,332	30,272
Other	11,601	5,814	10,292

Total operating expenses and loss	1,410,631	825,216	769,482

Loss from operations	(1,389,737)	(807,199)	(754,482)

Equity in losses of Local Limited Partnerships (Note 2)	(389,225)	(187,209)	(2,304,678)

Interest income	4,170	11,070	14,026

Net loss	$(1,774,792)	$(983,338)	$(3,045,134)

Net loss allocated to:
General Partner	$(1,775)	$(983)	$(3,045)

Limited Partners	$(1,773,017)	$(982,355)	$(3,042,089

Net loss per Partnership Unit	$(94.06)	$(52.11)	$(161.38

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2009, 2008 and 2007

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(8,101)	$9,909,351	$9,901,250

Net loss	(3,045)	(3,042,089)	(3,045,134)

Partners’ equity (deficit) at March 31, 2007	(11,146)	6,867,262	6,856,116

Net loss	(983)	(982,355)	(983,338)

Partners’ equity (deficit) at March 31, 2008	(12,129)	5,884,907	5,872,778

Net loss	(1,775)	(1,773,017)	(1,774,792)

Partners’ equity (deficit) at March 31, 2009	$(13,904)	$4,111,890	$4,097,986

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2009, 2008 and 2007

	For the Years Ended March 31,

	2009	2008	2007

Cash flows from operating activities:
Net loss	$(1,774,792)	$(983,338)	$(3,045,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	39,236	39,236	43,303
Impairment loss	1,208,418	700,971	623,012
Equity in losses of Local Limited Partnerships	389,225	187,209	2,304,678
Increase (decrease) in accrued expenses	(9,765)	9,765	-
Increase in accrued fees and expenses due to General Partner and affiliates	9,983	15,255	24,018

Net cash used in operating activities	(137,695)	(30,902)	(50,123)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	10,315	1,062	87
Advances to Local Limited Partnerships	(16,000)	(7,332)	(30,272)
Write off of advances to Local Limited Partnerships	16,000	7,332	30,272

Net cash provided by investing activities	10,315	1,062	87

Net decrease in cash	(127,380)	(29,840)	(50,036)

Cash, beginning of period	450,623	480,463	530,499

Cash, end of period	$323,243	$450,623	$480,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2009, 2008 and 2007

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

For the Years Ended March 31, 2009, 2008 and 2007

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

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P., for disposition.  See footnote 7 to the audited financial statements.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2009, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2009, 2008 and 2007 was $39,236, $39,236, and $43,303, respectively.  Future estimated annual amortization expense for each of the years through March 31, 2014 is $39,236.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2009, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships was $1,208,418, $700,971 and $623,012, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2009, 2008, and 2007, no impairment loss was recorded on the related intangibles.

In prior years when the value of the Partnership's investment in a Local Limited Partnership had been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships was impaired. For the years ended March 31, 2009, 2008 and 2007, impairment loss related to acquisition fees and costs was $0 , $0 and $350,965, respectively. The impairment loss related to acquisition fees is included in equity in losses of Local Limited Partnerships on the statements of operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 476 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008 are approximately $(819,000) and $194,000, respectively, greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $1,208,418, $700,971 and $623,012, respectively.  The Partnership also evaluated its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2009, 2008 and 2007, no impairment loss was recorded on the related intangibles.

At March 31, 2009 and 2008, the investment account for one of the Local Limited Partnerships has reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to $239,590, $215,447 and $1,117,416, respectively, have not been recognized.  As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $1,572,453.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2009	2008	2007

Investments per balance sheet, beginning of period	$5,504,128	$6,432,606	$9,403,686
Impairment loss	(1,208,418)	(700,971)	(623,012)
Distributions received from Local Limited Partnerships	(10,315)	(1,062)	(87)
Equity in losses of Local Limited Partnerships	(389,225)	(187,209)	(2,304,678)
Amortization of paid acquisition fees and costs	(39,236)	(39,236)	(43,303)

Investments per balance sheet, end of period	$3,856,934	$5,504,128	$6,432,606

	For the Years Ended March 31,

	2009	2008	2007

Investments in Local Limited Partnerships, net	$3,022,586	$4,630,544	$5,519,786
Acquisition fees and costs, net of accumulated amortization of $862,152, $822,916 and $783,680	834,348	873,584	912,820
Investments per balance sheet, end of period	$3,856,934	$5,504,128	$6,432,606

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

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

COMBINED CONDENSED BALANCE SHEETS

	2008	2007

ASSETS

Buildings and improvements (net of accumulated depreciation for 2008 and 2007 of $7,735,000 and $6,826,000, respectively)	$22,373,000	$23,250,000
Land	995,000	995,000
Other assets	2,128,000	1,983,000

Total assets	$25,496,000	$26,228,000

LIABILITIES

Mortgage loans payable	$16,416,000	$16,569,000
Due to related parties	1,524,000	1,555,000
Other liabilities	1,167,000	1,059,000

Total liabilities	19,107,000	19,183,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	4,676,000	5,310,000
Other partners	1,713,000	1,735,000

Total partners’ equity	6,389,000	7,045,000

Total liabilities and partners’ equity	$25,496,000	$26,228,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006

Revenues	$3,045,000	$3,170,000	$3,281,000

Expenses:
Operating expenses	1,956,000	1,811,000	1,821,000
Interest expense	809,000	856,000	921,000
Depreciation and amortization	909,000	940,000	1,088,000
Impairment expense	-	-	3,348,000

Total expenses	3,674,000	3,607,000	7,178,000

Net operating loss	$(629,000)	$(437,000)	$(3,897,000)

Net loss allocable to the Partnership	$(629,000)	$(403,000)	$(3,896,000)

Net loss recorded by the Partnership	$(389,000)	$(187,000)	$(2,305,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $485,152 and $445,916, as of March 31, 2009 and 2008, respectively.  Of the accumulated amortization recorded on the balance sheet at March 31, 2009, 2008 and 2007, $0 , $0, and $111,064, respectively, of the related expense was reflected as equity in losses of Local Limited Partnerships to reduce the respective net acquisition fee component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be a zero balance.

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $377,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs was $377,000 as of March 31, 2009 and 2008. Of the accumulated amortization recorded on the balance sheet as of March 31, 2009, 2008 and 2007, $0, $0 and $239,901, respectively, of the related expense was reflected as equity in losses of Local Limited Partnerships to reduce the respective net acquisition cost component of investments in Local Limited Partnerships to zero for those Local Limited Partnerships which would otherwise be a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $58,456 were incurred during the years ended March 31, 2009, 2008 and 2007 of which $45,000, $45,000 and $31,334 were paid during the years ended March 31, 2009, 2008 and 2007, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $87,994, $7,657 and $14,042 during the years ended March 31, 2009, 2008 and 2007, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2009	2008

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$778	$4,251
Payable to Local Limited Partnerships	64	64
Asset management fee payable	142,575	129,119

Total	$143,417	$133,434

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2009

Income	$10,000	$9,000	$1,000	$1,000

Operating expenses	(1,240,000)	(89,000)	(54,000)	(28,000)

Loss from operations	(1,230,000)	(80,000)	(53,000)	(27,000)

Equity in losses of Local Limited Partnerships	(119,000)	(119,000)	(119,000)	(32,000)

Interest income	1,000	2,000	1,000	-

Net loss	(1,348,000)	(197,000)	(171,000)	(59,000)

Net loss available to Limited Partners	(1,347,000)	(196,000)	(171,000)	(59,000)

Net loss per Partnership Unit	(71)	(10)	(9)	(3)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2008

Income	$4,000	$9,000	$-	$5,000

Operating expenses	(279,000)	(40,000)	(25,000)	(481,000)

Loss from operations	(275,000)	(31,000)	(25,000)	(476,000)

Equity in losses of Local Limited Partnerships	(58,000)	(58,000)	(58,000)	(13,000)

Interest income	5,000	3,000)	3,000	-

Net loss	(328,000)	(86,000)	(80,000)	(489,000)

Net loss available to Limited Partners	(327,000)	(86,000)	(80,000)	(489,000)

Net loss per Partnership Unit	(17)	(5)	(4)	(26)

	June 30	September 30	December 31	March 31

2007

Income	$3,000	$13,000	$-	$-

Operating expenses	(671,000)	(29,000)	(43,000)	(27,000)

Loss from operations	(669,000)	(16,000)	(43,000)	(27,000)

Equity in losses of Local Limited Partnerships	(974,000)	(1,238,000)	(41,000)	(52,000)

Interest income	3,000	3,000	4,000	4,000)

Net loss	(1,639,000)	(1,251,000)	(80,000)	(75,000)

Net loss available to Limited Partners	(1,638,000)	(1,250,000)	(80,000)	(74,000)

Net loss per Partnership Unit	(87)	(66)	(4)	(4)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of all periods presented, $12,081 remains payable to the Local Limited Partnership.

NOTE 6 - DUE FROM AFFILIATES, NET

At March 31, 2009 and 2008, loans receivable of $78,807, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments would be made.  The Partnership received a payment subsequent to March 31, 2009.

NOTE 7 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
 (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 7 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2009.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2009.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Melanie R. Wenk, CPA, age 41, is Vice President- Chief Financial Officer. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds.  Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $58,456, were incurred during each of the years ended March 31, 2009, 2008 and 2007, of which $45,000, $45,000 and $31,334 were paid during the years ended March 31, 2009, 2008 and 2007, respectively.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $84,521, $9,456 and $10,938, during the years ended March 31, 2009, 2008 and 2007, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $87,994, $7,657 and $14,042, during the years ended March 31, 2009, 2008 and 2007, respectively.

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, on-site property personnel, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and  materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,798, $1,786 and $1,810, for the General Partner for the years ended December 31, 2008, 2007 and 2006, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2009, 2008 and 2007.

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

Neither the General Partner nor any of the affiliates, officers or directors own directly or beneficially any Partnership Units.

(d)	Changes in Control

The management and control of Associates may be changed at any time in accordance with its respective organizational documents, without the consent or approval of the Limited Partners.  In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)
The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2009	2008

Audit Fees	$55,430	$9,765
Audit-related Fees	-	-
Tax Fees	2,890	2,755
All Other Fees	-	-
TOTAL	$58,320	$12,520

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2009 and 2008
Statements of Operations for the years ended March 31, 2009, 2008 and 2007
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2009, 2008 and 2007
Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
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

99.9
Financial Statements of United Development 2000, L.P, as of and for the year ended December 31, 2008, 2007 and 2006 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership				As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$25,000	$973,000	$105,000	$1,165,000	$290,000	$980,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	428,000	120,000	2,021,000	676,000	1,465,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	20,000	3,104,000	129,000	3,895,000	680,000	3,344,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1)(3,348,000)	2,010,000	111,000	2,979,000	1,213,000	1,877,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	675,000	64,000	1,189,000	244,000	1,009,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	786,000	62,000	1,175,000	318,000	919,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	42,000	3,495,000	-	7,128,000	1,385,000	5,743,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	690,000	49,000	967,000	331,000	685,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	8,000	947,000	-	1,298,000	473,000	825,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

As of March 31, 2009	Initial Cost to Partnership	As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$891 ,000	$879,000	$46,000	$1,645,000	$-	$150,000	$46,000	$1,645,000	$522,000	$1,169,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	798,000	42,000	1,395,000	343,000	1,094,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	397,000	1,383,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,005,000	195,000	3,543,000	863,000	2,875,000

		$14,154,000	$14,142,000	$995,000	$33,353,000	$(3,245,000)	$16,416,000	$995,000	$30,108,000	$7,735,000	$23,368,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$132,000	$(17,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	169,000	(49,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	446,000	8,000	2000	Completed	40

Lake Village Apartments, L.P. (1)	99,000	(240,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	158,000	(27,000)	2001	Completed	40

Ozark Properties III	112,000	(14,000)	2001	Completed	40

Pierce Street Partners, L.P.	675,000	(50,000)	2000	Completed	40

Red Oaks Estates, L.P.	157,000	(23,000)	2000	Completed	27.5

School Square, L.P.	175,000	(16,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	45,000	(34,000)	2000	Completed	40

Tahlequah Properties IV	120,000	(3,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	109,000	(39,000)	2001	Completed	40

United Development 2000, L.P.	307,000	(125,000)	2000	Completed	27.5

	$2,704,000	$(629,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

As of March 31, 2008	Initial Cost to Partnership	As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$24,000	$977,000	$105,000	$1,164,000	$259,000	$1,010,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	435,000	120,000	2,021,000	601,000	1,540,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	16,000	3,143,000	129,000	3,891,000	580,000	3,440,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1)(3,348,000)	2,010,000	111,000	2,979,000	1,105,000	1,985,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	678,000	64,000	1,189,000	214,000	1,039,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	794,000	62,000	1,175,000	283,000	954,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	23,000	3,553,000	-	7,109,000	1,202,000	5,907,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	697,000	49,000	967,000	295,000	721,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	-	952,000	-	1,290,000	427,000	863,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

As of March 31, 2008	Initial Cost to Partnership	As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$891 ,000	$879,000	$46,000	$1,645,000	$-	$150,000	$46,000	$1,645,000	$474,000	$1,217,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	807,000	42,000	1,396,000	301,000	1,137,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,354,000	72,000	1,707,000	351,000	1,428,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,019,000	195,000	3,543,000	734,000	3,004,000

		$14,154,000	$14,142,000	$995,000	$33,353,000	$(3,277,000)	$16,569,000	$995,000	$30,076,000	$6,826,000	$24,245,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

	For the year ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$128,000	$(31,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	163,000	(60,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	430,000	89,000	2000	Completed	40

Lake Village Apartments, L.P. (1)	87,000	(215,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	152,000	(16,000)	2001	Completed	40

Ozark Properties III	116,000	(11,000)	2001	Completed	40

Pierce Street Partners, L.P.	696,000	3,000	2000	Completed	40

Red Oaks Estates, L.P.	148,000	(27,000)	2000	Completed	27.5

School Square, L.P.	177,000	(15,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	48,000	(23,000)	2000	Completed	40

Tahlequah Properties IV	102,000	(23,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	110,000	(28,000)	2001	Completed	40

United Development 2000, L.P.	311,000	(80,000)	2000	Completed	27.5

	$2,668,000	$(437,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

As of March 31, 2007	Initial Cost to Partnership	As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$22,000	$981,000	$105,000	$1,161,000	$228,000	$1,038,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	440,000	120,000	2,021,000	521,000	1,620,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	4,000	3,179,000	129,000	3,879,000	480,000	3,528,000

Lake Village Apartments, L.P.	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1)(3,348,000)	2,010,000	111,000	2,979,000	997,000	2,093,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	680,000	64,000	1,189,000	184,000	1,069,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	803,000	62,000	1,175,000	249,000	988,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	16,000	3,609,000	-	7,102,000	1,015,000	6,087,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	703,000	49,000	967,000	259,000	757,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	-	957,000	-	1,290,000	380,000	910,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

As of March 31, 2007	Initial Cost to Partnership	As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$891 ,000	$879,000	$46,000	$1,645,000	$-	$641,000	$46,000	$1,645,000	$426,000	$1,265,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	815,000	42,000	1,396,000	260,000	1,178,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,354,000	72,000	1,707,000	302,000	1,477,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,031,000	195,000	3,543,000	608,000	3,130,000

		$14,154,000	$14,142,000	$995,000	$33,353,000	$(3,298,000)	$17,203,000	$995,000	$30,054,000	$5,909,000	$25,140,000

(1) Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

	For the year ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$123,000	$(28,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	142,000	239,000	2000	Completed	27.5

Hickory Lane Partners, L.P.	423,000	(85,000)	2000	Completed	40

Lake Village Apartments, L.P.	94,000	(1)(3,734,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	153,000	(13,000)	2001	Completed	40

Ozark Properties III	110,000	(14,000)	2001	Completed	40

Pierce Street Partners, L.P.	678,000	(107,000)	2000	Completed	40

Red Oaks Estates, L.P.	141,000	(3,000)	2000	Completed	27.5

School Square, L.P.	176,000	(17,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	56,000	1,000	2000	Completed	40

Tahlequah Properties IV	107,000	(21,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	105,000	(45,000)	2001	Completed	40

United Development L.P., 2000	313,000	(70,000)	2000	Completed	27.5

	$2,621,000	$(3,897,000)

(1) Includes $3,348,000 of impairment loss due to permanent decline in value.

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

By:	Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: October 4, 2010

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: October 4, 2010

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: October 4, 2010

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: October 4, 2010