Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-12
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ___No _X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2009 and March 31, 2009	4

Condensed Statements of Operations
For the Three Months Ended June 30, 2009 and 2008	5

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2009	6

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2009 and 2008	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009

ASSETS

Cash	$309,367	$323,243
Investments in Local Limited Partnerships, net (Note 2)	2,886,778	3,856,934
Due from affiliates, net (Note 5)	74,308	78,807

Total Assets	$3,270,453	$4,258,984

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$12,081	$12,081
Accrued expenses	2,470	5,500
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	139,937	143,417
Total Liabilities	154,488	160,998

Partners’ Equity (Deficit):
General Partner	(14,886)	(13,904)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	3,130,851	4,111,890

Total Partners’ Equity (Deficit)	3,115,965	4,097,986

Total Liabilities and Partners’ Equity (Deficit)	$3,270,453	$4,258,984

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$4,102	$10,000

Operating expenses and loss:
Amortization (Note 2)	9,809	9,809
Asset management fees (Note 3)	14,614	14,614
Impairment loss (Note 2)	863,041	1,208,418
Legal and accounting fees	-	6,015
Other	1,375	1,714

Total operating expenses and loss	888,839	1,240,570

Loss from operations	(884,737)	(1,230,570)

Equity in losses of Local
Limited Partnerships (Note 2)	(97,306)	(118,990)

Interest income	22	1,368

Net loss	$(982,021)	$(1,348,192)

Net loss allocated to:
General Partner	$(982)	$(1,348)

Limited Partners	$(981,039)	$(1,346,844)

Net loss per Partnership Unit	$(52)	$(71)

Outstanding weighted Partnership Units	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2009
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(13,904)	$4,111,890	$4,097,986

Net loss	(982)	(981,039)	(982,021)

Partners’ equity (deficit) at June 30, 2009	$(14,886)	$3,130,851	$3,115,965

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(982,021)	$(1,348,192)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	9,809	9,809
Equity in losses of Local Limited Partnerships	97,306	118,990
Impairment loss	863,041	1,208,418
Decrease in due from affiliates, net	4,499	-
Decrease in accrued expenses	(3,030)	(9,765)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(3,480)	18,344

Net cash used in operating activities	(13,876)	(2,396)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	10,315
Net cash provided by investing activities	-	10,315

Net increase (decrease) in cash	(13,876)	7,919

Cash, beginning of period	323,243	450,623

Cash, end of period	$309,367	$458,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
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

For the Quarterly Period Ended June 30, 2009
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, the would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Local Limited Partnership have completed their 15-year Compliance Period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009. As of June 30, 2009, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, has been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2009, two of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2009
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Concentration of Credit Risk

As of June 30, 2009 and March 31, 2009, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

Income Taxes

The  Partnership  has elected to be treated as a pass-through  entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable  income,  deductions  and tax  credits  are  passed  through  to and are reported by its owners on their respective income tax returns. The Partnership's federal tax status as a  pass-through  entity is based on its legal  status as a partnership.  Accordingly,  the  Partnership  is not  required  to take  any tax positions  in order to qualify as a  pass-through  entity.  The  Partnership  is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision  for income  taxes and the  Partnership  has no other tax  positions which must be considered for disclosure.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $9,809 for each of the three months ended June 30, 2009 and 2008.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $863,041 and $1,208,418, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment.  During each of the three months ended June 30, 2009 and 2008, no impairment loss was recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2009 and March 31, 2009, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 476 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009

Investments per balance sheet, beginning of period	$3,856,934	$5,504,128
Equity in losses of Local Limited Partnerships	(97,306)	(389,225)
Impairment loss	(863,041)	(1,208,418)
Distributions received from Local Limited Partnerships	-	(10,315)
Amortization of capitalized acquisition fees and costs	(9,809)	(39,236)

Investments per balance sheet, end of period	$2,886,778	$3,856,934

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$2,062,239	$3,022,586
Acquisition fees and costs, net of accumulated amortization of $871,961 and $862,152	824,539	834,348
Investments per balance sheet, end of period	$2,886,778	$3,856,934

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$761,000	$761,000

Expenses
Interest expense	202,000	202,000
Depreciation and amortization	227,000	227,000
Operating expenses	489,000	511,000
Total expenses	918,000	940,000

Net loss	$(157,000)	$(179,000)
Net loss allocable to the Partnership	$(157,000)	$(179,000)
Net loss recorded by the Partnership	$(97,000)	$(119,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $494,961 and $485,152 as of June 30, 2009 and March 31, 2009, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $14,614 were incurred during the three months ended June 30, 2009 and 2008, of which $22,500 and $0 was paid during the three months ended June 30, 2009 and 2008, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2009	March 31, 2009

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$5,184	$778
Payable to Local Limited Partnerships	64	64
Asset management fee payable	134,689	142,575

Total	$139,937	$143,417

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment).  As of all periods presented, $12,081 remains payable to one Local Limited Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 5 – DUE FROM AFFILIATES, NET

At June 30, 2009 and March 31, 2009, loans receivable of $74,308 and $78,807, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership.   The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership.  The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.

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

For the Quarterly Period Ended June 30, 2009
(Unaudited)

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, management does not believe it is likely and therefore no contingent liability has been accrued at June 30, 2009.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

On April 9, 2010, Stroud Housing, LP (“Stroud”) was inspected by the Oklahoma Housing Finance Agency (“OHFA”) and it was concluded that Stroud had fallen below the minimum set-aside requirements due to the number of down units, vacancies and the overall condition of the property. The set-aside requirement for this property is that 40 percent or more of the building’s aggregate units be occupied by individuals with incomes of 60 percent or less of the area median gross income.  The OHFA requested that all corrections be made no later than June 7, 2010.   The Local General Partner engaged legal counsel to help rectify this situation.  Stroud’s legal counsel asked for an extension to get all the corrections made.  OHFA granted an extension and is currently receiving bi-weekly progress reports on the issues and the corrections being made.

As of the report date, 39% of the units are occupied and the Local General Partner has communicated that within  the next few weeks, 50% of the units will be occupied.   The Partnership has also been informed that substantially all of the deficiencies noted in the inspection report have been corrected. Associates sent personnel to the site on October 5, 2010 to inspect the property and confirmed that the units are rent ready.  The Asset Manager who visited the property confirmed that the property is 39% occupied as of October 5, 2010 and additional units are pre-leased which will bring the occupancy to 50%, within the next few weeks.  It appears that the minimum of 40% of the units are in fact occupied or rent ready, therefore it appears reasonable that the minimum set-aside requirements will have been met for 2010.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at June 30, 2009.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $309,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $2,887,000 and due from affiliates, net of $74,000.  Liabilities at June 30, 2009 consisted of $140,000 of accrued fees and expenses payable to the General Partner and/or its affiliates, $12,000 of payables to Local Limited Partnerships and accrued expenses of $2,000.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.   The Partnership’s net loss for the three months ended June 30, 2009 was $(982,000), reflecting a decrease of $366,000 from the $(1,348,000) net loss experienced for the three months ended June 30, 2008.  The increase was largely due to a decrease of $345,000 in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year. The equity in losses of Local Limited Partnerships also decreased by $22,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Legal and accounting fees decreased by $6,000 due to the timing of the accounting work being performed.  The interest income decreased by $(1,000), largely due to the decrease in overall cash balances combined with lower interest rates. Reporting fees decreased by $(6,000). Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.  The net decrease in cash during the three months ended June 30, 2009 was $(14,000) compared to a net increase in cash for the three months ended June 30, 2008 of $8,000.  The change was partially due to the fact that during the three months ended June 30, 2009 the Partnership collected approximately $4,000 in reporting fees from Local Limited Partnerships, reflecting a decrease of $(6,000) from the $10,000 collected during the three months ended June 30, 2008.  In addition, the Partnership paid $(23,000) in accrued asset management fees during the three months ended June 30, 2009, while no payments were made during the three months ended June 30, 2008. Additionally, during the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

three months ended June 30, 2009, the Partnership received a $4,000 payment on a note from one of the Local Limited Partnerships compared to no such receipts during the three months ended June 30, 2008.  The Partnership did not pay any accrued expenses during the three months ended June 30, 2009, while $10,000 was paid during the three months ended June 30, 2008.  Lastly, during the three months ended June 30, 2009, interest income decreased by $(1,000) compared to the three months ended June 30, 2008.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

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

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

Item 4T. Controls and Procedures (continued)

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: October 7, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: October 7, 2010