Form 10-Q
period 2009-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2010-10-12
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2009 and March 31, 2009	4

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2009 and 2008	5

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2009	6

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2009 and 2008	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2009	March 31, 2009

ASSETS

Cash	$314,782	$323,243
Investments in Local Limited Partnerships, net (Note 2)	2,665,132	3,856,934
Due from affiliates, net (Note 5)	74,244	78,807
Other assets	4,340	-

Total Assets	$3,058,498	$4,258,984

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$-	$12,081
Accrued expenses	2,295	5,500
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	180,602	143,417
Total Liabilities	182,897	160,998

Partners’ Equity (Deficit):
General Partner	(15,126)	(13,904)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	2,890,727	4,111,890

Total Partners’ Equity (Deficit)	2,875,601	4,097,986

Total Liabilities and Partners’ Equity (Deficit)	$3,058,498	$4,258,984

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009		2008
	Three Months	Nine Months	Three Months	Nine Months

Operating Income:
Distribution income	$-	$1,028	$-	$-
Reporting fees	-	19,306	1,000	20,144
Other income	103	103	-	-

Total operating income	$103	$20,437	$1,000	$20,144

Operating expenses and loss:
Amortization (Note 2)	9,809	29,427	9,809	29,427
Asset management fees (Note 3)	14,614	43,842	14,614	43,842
Legal and accounting fees	1,200	7,241	9,937	76,566
Impairment loss (Note 2)	-	863,041	-	1,208,418
Write off of advances to Local Limited Partnerships	15,000	15,000	16,000	16,000
Other	2,569	6,304	3,866	9,017

Total operating expenses and loss	43,192	964,855	54,226	1,383,270

Loss from operations	(43,089)	(944,418)	(53,226)	(1,363,126)

Equity in losses of Local
Limited Partnerships (Note 2)	(89,189)	(277,999)	(118,990)	(356,970)

Interest income	6	32	1,072	4,164

Net loss	$(132,272)	$(1,222,385)	$(171,144)	$(1,715,932)

Net loss allocated to:
General Partner	$(132)	$(1,222)	$(171)	$(1,716)

Limited Partners	$(132,140)	$(1,221,163)	$(170,973)	$(1,714,216)

Net loss per Partnership Unit	$(7)	$(65)	$(9)	$(91)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2009
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(13,904)	$4,111,890	$4,097,986

Net loss	(1,222)	(1,221,163)	(1,222,385)

Partners’ equity (deficit) at December 31, 2009	$(15,126)	$2,890,727	$2,875,601

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(1,222,385)	$(1,715,932)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	29,427	29,427
Impairment loss	863,041	1,208,418
Equity in losses of Local Limited Partnerships	277,999	356,970
Increase in other assets	(4,340)	-
Decrease in accrued expenses	(3,205)	(9,765)
Decrease in due from affiliates, net	4,563	-
Increase in accrued fees and expenses due to
General Partner and affiliates	37,185	35,211

Net cash used in operating activities	(17,715)	(95,671)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	9,254	10,316
Advances to Local Limited Partnerships	(15,000)	(16,000)
Write off of advances to Local Limited Partnerships	15,000	16,000

Net cash provided by investing activities	9,254	10,316

Net decrease in cash	(8,461)	(85,355)

Cash, beginning of period	323,243	450,623

Cash, end of period	$314,782	$365,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its payables to Local Limited Partnerships due to negative tax credit adjuster	$12,081	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

For the Quarterly Period Ended December 31, 2009
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

For the Quarterly Period Ended December 31, 2009
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009. As of December 31, 2009, no Housing Complexes have been sold and one Local Limited Partnership, Lake Village Apartments, L.P., has been identified for disposition.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three and nine-month periods are based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnership, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2009, three investments in Local Limited Partnerships had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Concentration of Credit Risk

As of December 31, 2009 and March 31, 2009, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2009 and 2008 was $29,427.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $863,041 and $1,208,418, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment.  During each of the nine months ended December 31, 2009 and 2008, no impairment loss was recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and March 31, 2009, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 476 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009

Investments per balance sheet, beginning of period	$3,856,934	$5,504,128
Tax credit adjustment	(12,081)	-
Equity in losses of Local Limited Partnerships	(277,999)	(389,225)
Impairment loss	(863,041)	(1,208,418)
Distributions	(9,254)	(10,315)
Amortization of capitalized acquisition fees and costs	(29,427)	(39,236)

Investments per balance sheet, end of period	$2,665,132	$3,856,934

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$1,860,211	$3,022,586
Acquisition fees and costs, net of accumulated amortization of $891,579 and $862,152	804,921	834,348
Investments per balance sheet, end of period	$2,665,132	$3,856,934

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$2,284,000	$2,284,000

Expenses
Interest expense	606,000	606,000
Depreciation and amortization	683,000	683,000
Operating expenses	1,467,000	1,532,000
Total expenses	2,756,000	2,821,000

Net loss	$(472,000)	$(537,000)
Net loss allocable to the Partnership	$(472,000)	$(537,000)
Net loss recorded by the Partnership	$(278,000)	$(357,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $514,579 and $485,152 as of December 31, 2009 and March 31, 2009, respectively.

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

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $43,842 were incurred during each of the nine months ended December 31, 2009 and 2008.  The Partnership paid the General Partner and or its affiliates $22,500 of those fees during each of  the nine months ended December 31, 2009 and 2008.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred for all periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $5,081 and $67,713 during the nine months ended December 31, 2009 and 2008, respectively.

The accrued fees and expenses due to the General Partner and/or its affiliates consist of the following at:

	December 31, 2009	March 31, 2009

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$16,685	$778
Payable to Local Limited Partnerships	-	64
Asset management fee payable	163,917	142,575

Total	$180,602	$143,417

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment).  As of December 31, 2009 and March 31, 2009, $0 and $12,081, respectively remains payable to Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)
NOTE 5 – DUE FROM AFFILIATES, NET

At December 31, 2009 and March 31, 2009, loans receivable of $74,244 and $78,807, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.  Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with  investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)
NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS-continued

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at December 31, 2009.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, management does not believe it is likely and therefore no contingent liability has been accrued at December 31, 2009.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the combined condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2009 consisted of $315,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $2,665,000, $4,000 in other assets and $74,000 in due from affiliates, net.  Liabilities at December 31, 2009 consisted of $181,000 of accrued fees and expenses payable to the General Partner and/or its affiliates, and $2,000 in accrued expenses.

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008. The Partnership’s net loss for the three months ended December 31, 2009 was $(132,000) reflecting a decrease of approximately $39,000 from the $(171,000) net loss for the three months ended December 31, 2008. The decrease in net loss is largely due to the $30,000 decrease in equity in losses of Local Limited Partnerships, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Legal and accounting fees decreased by $9,000 due to the timing of the accounting work being performed. During the three months ended December 31, 2009 there were $(15,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2009 compared to $(16,000) of advances made and reserved during the three months ended December 31, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Interest income decreased by $(1,000) due to the decrease in overall cash balances combined with lower interest rates. Reporting fees decreased by $(1,000) during the three month ended December 31, 2009. Reporting fees fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008.   The Partnership’s net loss for the nine months ended December 31, 2009 was $(1,222,000), reflecting a decrease of approximately $494,000 from the $(1,716,000) net loss experienced for the nine months ended December 31, 2008. The decrease was largely due to a decrease of $345,000 in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits remaining. Equity in losses of Local Limited Partnerships decreased by $79,000.  This can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Additionally, legal and accounting fees decreased by $70,000 due to the timing of the accounting work performed.  During the nine months ended December 31, 2009 there were $(15,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2009, compared to $(16,000) of advances made and reserved during the nine months ended December 31, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The interest income decreased by $(4,000), which was due to the decrease in overall cash balances combined with lower interest rates.

Liquidity and Capital Resources

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008. The net decrease in cash during the nine months ended December 31, 2009 was $(8,000) compared to a net decrease in cash during the nine months ended December 31, 2008 of $(85,000).  The decrease in cash used of $77,000 during the nine months ended December 31, 2009 is largely due to the $(68,000) reimbursement of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2008 compared to only $(5,000) paid during the nine months ended December 31, 2009. Additionally, during the nine months ended December 31, 2009, the Partnership received a repayment of a note for $4,000 from a Local Limited Partnership compared to no payments received during the nine months ended December 31, 2008. During the nine months ended December 31, 2008, the Partnership paid $(10,000) in accrued expenses compared to $3,000 paid during the nine months ended December 31, 2009. In addition, during the nine months ended December 31, 2009, the Partnership received $(4,000) less in interest income.

During the nine months ended December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $37,000.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

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

Item 4T. Controls and Procedures, continued

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

      NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

              NONE

Item 3.  Defaults Upon Senior Securities

      NONE

Item 4.  (Removed and Reserved)

Item 5.  Other Information

      NONE

Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section
                  302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)

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