Form 10-K
period 2010-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-01-18
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2010

OR

         □       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes____ No__X__

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

The Partnership originally invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2010.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs are completing their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outline above to avoid recapture.

The following table reflects the 15-year compliance period of the thirteen Housing Complexes:

Expiration Date for 15-year Compliance Period
Local Limited Partnership Name	Compliance Period 15-year Expiration Date
2nd Fairhaven, LLC	2014
ACN Southern Hills Partners II, L.P.	2016
Hickory Lane Partners, L.P.	2015
Lake Village Apartments, L.P.	2016
Montrose County Estates Limited Dividend Housing Association, L.P.	2015
Ozark Properties III	2015
Pierce Street Partners, L.P.	2015
Red Oaks Estates, L.P.	2014
School Square, L.P.	2014
Stroud Housing Associates, L.P.	2015
Tahlequah Properties IV	2015
Timberwolf Townhomes, L.P.	2016
United Development L.P., 2000	2016

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P., for disposition.  See footnote 7 to the audited financial statements.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.

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

For each of the years ended March 31, 2010, 2009 and 2008, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements.  Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $863,041, $1,208,418, and $700,971 respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $36,000, $13,000, and $13,000 for the years ended March 31, 2010, 2009 and 2008, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $58,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$ 360,000	$ 360,000	18	$ 470,000	$968,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,668,000	421,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	1,288,000	3,021,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	3,834,000	3,834,000	50	5,139,000	2,010,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	676,000	673,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	777,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,493,000	3,432,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	682,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	401,000	941,000

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	879,000	879,000	36	1,155,000	150,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	490,000	790,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,355,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	982,000

			$14,142,000	$14,142,000	476	$ 18,141,000	$16,202,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  Approximately 80% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) This Local Limited Partnership has been identified for disposition. See Note 7 to audited financial statements.

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$132,000	$(24,000)	99.98%

ACN Southern Hills Partners II, L.P.	181,000	(44,000)	99.98%

Hickory Lane Partners, L.P.	455,000	27,000	99.98%

Lake Village Apartments, L.P. (1)	107,000	(284,000)	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	160,000	(15,000)	99.98%

Ozark Properties III	120,000	(7,000)	99.98%

Pierce Street Partners, L.P.	675,000	(62,000)	99.98%

Red Oaks Estates, L.P.	161,000	(16,000)	99.98%

School Square, L.P.	175,000	(17,000)	99.98%

Stroud Housing Associates, L.P.	20,000	(42,000)	99.98%

Tahlequah Properties IV	118,000	(16,000)	99.98%

Timberwolf Townhomes, L.P.	98,000	(37,000)	99.98%

United Development L.P., 2000	300,000	(89,000)	99.98%

	$2,702,000	$(626,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to the audited financial statements.

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	100%	97%	97%	100%	97%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	100%	95%	98%	97%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	48%	54%	40%	38%	66%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	100%	100%	91%	94%	94%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	96%	92%	96%	100%	100%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	95%	100%	100%	98%	100%

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	96%	100%	100%	92%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	88%	100%	82%	100%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	8%	33%	58%	28%	50%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	96%	100%	88%	100%	100%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	95%	85%	90%	95%	90%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	92%	69%	96%	98%	98%

			85%	85%	89%	86%	91%

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

(b)	At March 31, 2010, there were 959 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2010, 2009 and 2008, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2010.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	For the Years Ending March 31,

	2010	2009	2008	2007	2006

ASSETS
Cash	$338,530	$323,243	$450,623	$480,463	$530,499
Investments in Local Limited Partnerships, net	2,618,751	3,856,934	5,504,128	6,432,606	9,403,686
Other assets	4,800	-	-	-	-
Due from affiliates, net	75,394	78,807	78,807	78,807	78,807

Total Assets	$3,037,475	$4,258,984	$6,033,558	$6,991,876	$10,012,992

LIABILITIES
Payables to Local Limited Partnerships	$-	$12,081	$12,081	$12,081	$12,081
Accrued expenses	2,295	5,500	15,265	5,500	5,500
Accrued fees and expenses due to General Partner and affiliates	199,163	143,417	133,434	118,179	94,161

Total Liabilities	201,458	160,998	160,780	135,760	111,742
PARTNERS' EQUITY	2,836,017	4,097,986	5,872,778	6,856,116	9,901,250

Total Liabilities and Partners’ Equity	$3,037,475	$4,258,984	$6,033,558	$6,991,876	$10,012,992

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2010	2009	2008	2007	2006
Loss from operations (Note 1)	$(971,578)	$(1,389,737)	$(807,199)	$(754,482)	$(327,951)
Equity in losses from Local Limited Partnerships	(311,581)	(389,225)	(187,209)	(2,304,678)	(1,577,954)
Interest income	21,190	4,170	11,070	14,026	12,650
Net loss	$(1,261,969)	$(1,774,792)	$(983,338)	$(3,045,134)	$(1,893,255)

Net loss allocated to:
General Partner	$(1,262)	$(1,775)	$(983)	$(3,045)	$(1,893)
Limited Partners	$(1,260,707)	$(1,773,017)	$(982,355)	$(3,042,089)	$(1,891,362)
Net loss per Partnership Unit	$(66.88)	$(94.06)	$(52.11)	$(161.38)	$(100.34)
Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Loss from operations for the years ended March 31, 2010, 2009, 2008, 2007, and 2006, includes a charge for impairment losses on investments in Local Limited Partnerships of $863,041, $1,208,418, $700,971, $623,012, and $89,669, respectively.

	For the Years Ended March 31,

	2010	2009	2008	2007	2006

Net cash provided by (used in):
Operating activities	$3,043	$(137,695)	$(30,902)	$(50,123)	$(192,066)
Investing activities	12,244	10,315	1,062	87	(52,155)
Net change in cash	15,287	(127,380)	(29,840)	(50,036)	(244,221)

Cash, beginning of period	323,243	450,623	480,463	530,499	774,720

Cash, end of period	$338,530	$323,243	$450,623	$480,463	$530,499

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2009	2008	2007	2006	2005

Federal	$95	$95	$95	$96	$96

State	-	-	-	-	-

Total	$95	$95	$95	$96	$96

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2010 consisted of $339,000 in cash, aggregate investments in thirteen Local Limited Partnerships of $2,619,000 (See “Method of Accounting for Investments in Local Limited Partnerships”), $5,000 of other assets and $75,000 of due from affiliates, net.  Liabilities at March 31, 2010 consisted of $199,000 of accrued fees and expenses due to the General Partner and/or its affiliates (See “Future Contractual Cash Obligations” below) and accrued expenses of $2,000.

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(1,262,000), reflecting a decrease of $513,000 from the net loss of $(1,775,000) experienced for the year ended March 31, 2009.  The decrease in net loss is largely due to a decrease of $345,000 in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year. In addition to the decrease in impairment loss, the Partnership experienced a $78,000 decrease in equity in losses from Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.  There was a $70,000 decrease in legal and accounting expenses due to the timing of the accounting work being performed.  There was also a decrease of $1,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2010 compared to the year ended March 31, 2009.  Advances of $(15,000) were made during the year ended March 31, 2010 and reserved fully in the same year compared to $(16,000) of advances being made and reserved for in the year ended March 31, 2009.  Interest income increased by $17,000, due to an interest payment from one Local Limited Partnership, ACN Southern Hills II, L.P. Interest payments on the loan can fluctuate from year to year due to the fact that the Local Limited Partnership makes payments to the Partnership based on available cash flow.

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

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net increase in cash during the year ended March 31, 2010 was $15,000 compared to net decrease in cash for the year ended March 31, 2009 of $(127,000).  The Partnership reimbursed the General Partner or an affiliate $(5,000) for the year ended March 31, 2010 compared to $(88,000) reimbursed during the year ended March 31, 2009.  The Partnership paid $(23,000) of accrued asset management fees during the year ended March 31, 2010 compared to $(45,000) paid during the year ended March 31, 2009.  The Partnership also received $20,000 as payment for interest from one Local Limited Partnership.  The Partnership also received an increase of $2,000 in distributions from Local Limited Partnerships.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $56,000, $10,000, and $15,000 for the years ended March 31, 2010, 2009 and 2008, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

Beginning in November 2005, the Lake Village Apartments was being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $244,994 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2010.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

One Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnership’s loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note had covenants that the DCR can not be below 1.20, which had historically made it impossible for any payments on this note to be made since the DCR would have been below 1.20.  That original mortgage note has since been refinanced and the management company was changed.  Therefore the property operations in 2009 allowed for a payment to be made. During the year ended March 31, 2010 the Partnership received $20,002, which represented all the interest that was owing to the Partnership related to this note receivable.

On April 9, 2010 Stroud Housing, LP (“Stroud”) was inspected by the Oklahoma Housing Finance Agency (“OHFA”) and it was concluded that Stroud had fallen below the minimum set-aside requirements due to the number of down units, vacancies and the overall condition of the property. The set-aside requirement for this property is that 40 percent or more of the building’s aggregate units be occupied by individuals with incomes of 60 percent or less of the area median gross income.  The OHFA requested that all corrections to be made no later than June 7, 2010.   The Local General Partner engaged legal counsel to help rectify this situation.  Stroud’s legal counsel asked for an extension to get all the corrections made.  OHFA granted an extension and is currently receiving bi-weekly progress reports on the issues and the corrections being made.  On December 14, 2010 the Local General Partner received a letter from OHFA stating that all corrections had been made and the final close out letter included copies of the corrected forms from the Internal Revenue Service. See below for a detailed explanation.

As of the report date, 86% of the units are occupied. The Partnership has also been informed that substantially all of the deficiencies noted in the inspection report have been corrected. Associates sent personnel to the site on October 5, 2010 to inspect the property and confirmed that the units were rent ready.  The Asset Manager who visited the property confirmed that the property was 39% occupied as of October 5, 2010 and additional units were pre-leased which would have brought the occupancy to 50%, within the following weeks.  It appears that the minimum of 40% of the units are in fact occupied or rent ready, therefore it appears reasonable that the minimum set-aside requirements will have been met for 2010.

There was a potential issue that the minimum set-aside requirements may not have been met during 2008 and 2009.  The Internal Revenue Service had issued Form 8823 (Low-Income Housing Credit Agencies Report of Noncompliance or Building Disposition) that stated that certain units had been out of compliance which would constitute a recapture event of the tax credits that were taken for those two years.   Subsequent to the initial Form 8823’s being issued the Internal Revenue Service issued corrected 8823’s stating that the minimum set-aside had been met and that there were no recapture events.

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2010.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Asset management fees (1)	$236,988	$58,456	$58,456	$58,456	$58,456	$2,630,520	$3,101,332
Total contractual cash obligations	$236,988	$58,456	$58,456	$58,456	$58,456	$2,630,520	$3,101,322

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2010 have been included in the 2011 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7  (the Partnership) as of March 31, 2010 and 2009, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2010.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain Local Limited Partnerships for which investments represent $678,205 and $979,682 of the total Partnership assets as of March 31, 2010 and 2009, respectively, and $(105,302), $(148,014) and $(55,801) of the total Partnership loss for the years ended March 31, 2010, 2009 and 2008, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
Bethesda, Maryland
January 18, 2011

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
UNITED DEVELOPMENT CO., L.P.-2000

We have audited the accompanying balance sheet of UNITED DEVELOPMENT CO., L.P.-2000, as of December 31, 2009 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED DEVELOPMENT CO., L.P.-2000 as of December 31, 2009 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
September 3, 2010

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
December 3, 2008

PAILET, MEUNIER and LeBLANC, L.L.P
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
RED OAKS ESTATES, L.P.
Holly Springs, Mississippi

and

USDA Rural Development Servicing Office
Batesville, Mississippi

We have audited the accompanying balance sheet of RED OAKS ESTATES, L.P., RHS PROJECT NO. 28-047-598914599, as of December 31, 2009 and 2008 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RED OAKS ESTATES, L.P., as of December 31, 2009, and 2008, and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issues a report dated January 18, 2010 on our consideration of RED OAKS ESTATES, L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L. L. P.
Metairie, Louisiana
January 18, 2010

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

/s/ Pailet, Meunier and LeBlanc, L. L. P.
Metairie, Louisiana
February 6, 2009

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2010	2009

ASSETS

Cash	$338,530	$323,243
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,618,751	3,856,934
Due from affiliates, net (Note 6)	75,394	78,807
Other assets	4,800	-

Total Assets	$3,037,475	$4,258,984

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$-	$12,081
Accrued expenses	2,295	5,500
Accrued fees and expenses due to General Partner and affiliates (Note 3)	199,163	143,417

Total Liabilities	201,458	160,998

Partners’ Equity (Deficit):
General Partner	(15,166)	(13,904)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	2,851,183	4,111,890

Total Partners’ Equity (Deficit)	2,836,017	4,097,986

Total Liabilities and Partners’ Equity (Deficit)	$3,037,475	$4,258,984

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31,

	2010	2009	2008

Reporting fees	$20,056	$20,894	$16,517
Distribution income	1,029	-	-
Other income	102	-	1,500

Total income	21,187	20,894	18,017

Operating expenses and loss:
Amortization	39,236	39,236	39,236
Asset management fees (Note 3)	58,456	58,456	58,456
Impairment loss (Note 2)	863,041	1,208,418	700,971
Legal and accounting	7,362	76,920	13,407
Write off of advances to Local Limited Partnerships (Note 6)	15,000	16,000	7,332
Other	9,670	11,601	5,814

Total operating expenses and loss	992,765	1,410,631	825,216

Loss from operations	(971,578)	(1,389,737)	(807,199)

Equity in losses of Local Limited Partnerships (Note 2)	(311,581)	(389,225)	(187,209)

Interest income	21,190	4,170	11,070

Net loss	$(1,261,969)	$(1,774,792)	$(983,338)

Net loss allocated to:
General Partner	$(1,262)	$(1,775)	$(983)

Limited Partners	$(1,260,707)	$(1,773,017)	$(982,355)

Net loss per Partnership Unit	$(66.88)	$(94.06)	$(52.11)

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2010, 2009 and 2008

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(11,146)	$6,867,262	$6,856,116

Net loss	(983)	(982,355)	(983,338)

Partners’ equity (deficit) at March 31, 2008	$(12,129)	$5,884,907	$5,872,778

Net loss	(1,775)	(1,773,017)	(1,774,792)

Partners’ equity (deficit) at March 31, 2009	(13,904)	4,111,890	4,097,986

Net loss	(1,262)	(1,260,707)	(1,261,969)

Partners’ equity (deficit) at March 31, 2010	$(15,166)	$2,851,183	$2,836,017

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For The Years Ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31,

	2010	2009	2008

Cash flows from operating activities:
Net loss	$(1,261,969)	$(1,774,792)	$(983,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	39,236	39,236	39,236
Impairment loss	863,041	1,208,418	700,971
Equity in losses of Local Limited Partnerships	311,581	389,225	187,209
Increase in other assets	(4,800)	-	-
Decrease in due from affiliates	3,413	-	-
Increase (decrease) in accrued expenses	(3,205)	(9,765)	9,765
Increase in accrued fees and expenses due to General Partner and affiliates	55,746	9,983	15,255

Net cash provided by (used in) operating activities	3,043	(137,695)	(30,902)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	12,244	10,315	1,062
Advances to Local Limited Partnerships	(15,000)	(16,000)	(7,332)
Write off of advances to Local Limited Partnerships	15,000	16,000	7,332

Net cash provided by investing activities	12,244	10,315	1,062

Net increase (decrease) in cash	15,287	(127,380)	(29,840)

Cash, beginning of period	323,243	450,623	480,463

Cash, end of period	$338,530	$323,243	$450,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its payables to Local Limited Partnerships due to negative tax credit adjuster	$12,081	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010, 2009 and 2008

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

For the Years Ended March 31, 2010, 2009 and 2008

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

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified one Local Limited Partnership, Lake Village Apartments, L.P., for disposition.  See footnote 7 to the audited financial statements. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (See Notes 2 and 3).

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

For the Years Ended March 31, 2010, 2009 and 2008

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2010 and 2009, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2010, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the years ended March 31, 2010, 2009, and 2008 was $39,236. Future estimated annual amortization expense for each of the years through March 31, 2015 is $39,236.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2010, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $863,041, $1,208,418 and $700,971, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2010, 2009, and 2008, no impairment loss was recorded on the related intangibles.

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

For the Years Ended March 31, 2010, 2009 and 2008

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

For the Years Ended March 31, 2010, 2009 and 2008

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2010 and 2009, are approximately $(1,459,000) and $(819,000) respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2010, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $863,041, $1,208,418 and $700,971, respectively.  The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2010, 2009, and 2008, no impairment loss was recorded on the related intangibles.

At March 31, 2010 and 2009, the investment accounts for three and one of the Local Limited Partnerships, respectively, have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2010, 2009 and 2008, amounting to $271,477, $239,590, and $215,447, respectively, have not been recognized.  As of March 31, 2010, the aggregate share of net losses not recognized by the Partnership amounted to $1,843,930.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2010	2009	2008

Investments per balance sheet, beginning of period	$3,856,934	$5,504,128	$6,432,606
Tax credit adjustment	(12,081)	-	-
Impairment loss	(863,041)	(1,208,418)	(700,971)
Distributions received from Local Limited Partnerships	(12,244)	(10,315)	(1,062)
Equity in losses of Local Limited Partnerships	(311,581)	(389,225)	(187,209)
Amortization of paid acquisition fees and costs	(39,236)	(39,236)	(39,236)

Investments per balance sheet, end of period	$2,618,751	$3,856,934	$5,504,128

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Years Ended March 31,

	2010	2009	2008

Investments in Local Limited Partnerships, net	$1,823,639	$3,022,586	$4,630,544
Acquisition fees and costs, net of accumulated amortization of $901,388, $862,152, and $822,916	795,112	834,348	873,584
Investments per balance sheet, end of period	$2,618,751	$3,856,934	$5,504,128

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

COMBINED CONDENSED BALANCE SHEETS

	2009	2008
ASSETS

Buildings and improvements (net of accumulated depreciation for 2009 and 2008 of $8,646,000 and $7,735,000, respectively)	$21,533,000	$22,373,000
Land	995,000	995,000
Other assets	2,207,000	2,128,000

Total assets	$24,735,000	$25,496,000

LIABILITIES

Mortgage loans payable	$16,202,000	$16,416,000
Due to related parties	1,462,000	1,524,000
Other liabilities	1,315,000	1,167,000

Total liabilities	18,979,000	19,107,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	4,078,000	4,676,000
Other partners	1,678,000	1,713,000

Total partners’ equity	5,756,000	6,389,000

Total liabilities and partners’ equity	$24,735,000	$25,496,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues	$2,954,000	$3,045,000	$3,170,000

Expenses:
Operating expenses	1,881,000	1,956,000	1,811,000
Interest expense	764,000	809,000	856,000
Depreciation and amortization	935,000	909,000	940,000

Total expenses	3,580,000	3,674,000	3,607,000

Net operating loss	$(626,000)	$(629,000)	$(437,000)

Net loss allocable to the Partnership	$(585,000)	$(629,000)	$(403,000)

Net loss recorded by the Partnership	$(312,000)	$(389,000)	$(187,000)

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

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $524,388 and $485,152, as of March 31, 2010 and 2009, respectively.

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $377,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs was $377,000 as of March 31, 2010, and 2009.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $58,456 were incurred during each of the years ended March 31, 2010, 2009, and 2008 of which $22,500, $45,000 and $45,000 was paid during the years ended March 31, 2010, 2009 and 2008, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

  NOTE 3 – RELATED PARTY TRANSACTIONS, continued

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $5,081, $87,994 and $7,657 during the years ended March 31, 2010, 2009 and 2008, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2010	2009
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$20,631	$778
Payable to Local Limited Partnerships	-	64
Asset management fee payable	178,532	142,575

Total	$199,163	$143,417

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2010

Income	$4,000	$16,000	$-	$1,000

Operating expenses	(889,000)	(33,000)	(43,000)	(28,000)

Loss from operations	(885,000)	(17,000)	(43,000)	(27,000)

Equity in losses of Local Limited Partnerships	(97,000)	(91,000)	(89,000)	(34,000)

Interest income	-	-	-	21,000

Net loss	(982,000)	(108,000)	(132,000)	(40,000)

Net loss available to Limited Partners	(981,000)	(108,000)	(132,000)	(40,000)

Net loss per Partnership Unit	(52)	(6)	(7)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2009

Income	$10,000	$9,000	$1,000	$1,000

Operating expenses	(1,240,000)	(89,000)	(54,000)	(28,000)

Loss from operations	(1,230,000)	(80,000)	(53,000)	(27,000)

Equity in losses of Local Limited Partnerships	(119,000)	(119,000)	(119,000)	(32,000)

Interest income	1,000	2,000	1,000	-

Net loss	(1,348,000)	(197,000)	(171,000)	(59,000)

Net loss available to Limited Partners	(1,347,000)	(196,000)	(171,000)	(59,000)

Net loss per Partnership Unit	(71)	(10)	(9)	(3)

	June 30	September 30	December 31	March 31

2008

Income	$4,000	9,000	-	5,000

Operating expenses	(279,000)	(40,000)	(25,000)	(481,000)

Loss from operations	(275,000)	(31,000)	(25,000)	(476,000)

Equity in losses of Local Limited Partnerships	(58,000)	(58,000)	(58,000)	(13,000)

Interest income	5,000	3,000	3,000	-

Net loss	(328,000)	(86,000)	(80,000)	(489,000)

Net loss available to Limited Partners	(327,000)	(86,000)	(80,000)	(489,000)

Net loss per Partnership Unit	(17)	(5)	(4)	(26)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 5 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2010 and 2009, $0 and $12,081, respectively, remain payable. Downward credit adjusters of $12,081 and $0 were recorded during the years ended March 31, 2010 and 2009, respectively.

NOTE 6 – DUE FROM AFFILIATES, NET

At March 31, 2010 and 2009, loans receivable of $75,394 and $78,807, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.  Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.  The most recent payment of $20,002 was received on March 16, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2010.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

On April 9, 2010 Stroud Housing, LP (“Stroud”) was inspected by the Oklahoma Housing Finance Agency (“OHFA”) and it was concluded that Stroud had fallen below the minimum set-aside requirements due to the number of down units, vacancies and the overall condition of the property. The set-aside requirement for this property is that 40 percent or more of the building’s aggregate units be occupied by individuals with incomes of 60 percent or less of the area median gross income.  The OHFA requested that all corrections to be made no later than June 7, 2010.   The Local General Partner engaged legal counsel to help rectify this situation.  Stroud’s legal counsel asked for an extension to get all the corrections made.  OHFA granted an extension and is currently receiving bi-weekly progress reports on the issues and the corrections being made.  On December 14, 2010 the Local General Partner received a letter from OHFA stating that all corrections had been made and the final close out letter included copies of the corrected forms from the Internal Revenue Service. See below for a detailed explanation.

As of the report date, 86% of the units are occupied. The Partnership has also been informed that substantially all of the deficiencies noted in the inspection report have been corrected. Associates sent personnel to the site on October 5, 2010 to inspect the property and confirmed that the units were rent ready.  The Asset Manager who visited the property confirmed that the property was 39% occupied as of October 5, 2010 and additional units were pre-leased which would have brought the occupancy to 50%, within the following weeks.  It appears that the minimum of 40% of the units are in fact occupied or rent ready, therefore it appears reasonable that the minimum set-aside requirements will have been met for 2010.

There was a potential issue that the minimum set-aside requirements may not have been met during 2008 and 2009.  The Internal Revenue Service had issued Form 8823 (Low-Income Housing Credit Agencies Report of Noncompliance or Building Disposition) that stated that certain units had been out of compliance which would constitute a recapture event of the tax credits that were taken for those two years.   Subsequent to the initial Form 8823’s being issued the Internal Revenue Service issued corrected 8823’s stating that the minimum set-aside had been met and that there were no recapture events.

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property.

These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2010.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2010. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr., age 79, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry.  Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, a Director of Volunteers of America National Services, a subsidiary of Volunteers of America, Inc. and a past Chairman of NAHB’s Multifamily Council. He is a Director of the National Housing Conference and a member of NHC’s Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 46, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historical Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 57, is an Executive Vice President, and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 43, is an Executive Vice President – Chief Operating Officer Oversees the Syndications Group, and is a member of the Acquisition Committee of Associates and Vice President of WNC Management, Inc... Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997.  Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America.  Mr. Gaber is a member of the Housing Credit Group of NAHB and of the National Housing and Rehabilitation Association. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

Melanie R. Wenk, CPA, age 42, is Vice President- Chief Financial Officer. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting and monitoring investment returns for all stabilized WNC institutional funds.  Prior to joining Associates in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

Thomas J. Hollingsworth, CPA, age 58, is Vice President – Asset Management of WNC & Associates, Inc. and oversees WNC’s asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank.  He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 46, is Vice President - Acquisitions and a member of the Commercial Real Estate Group of Associates.  He is responsible for the oversight of property underwriting.  Mr. Hand has been involved in real estate analysis, development and management since 1987.  Prior to joining Associates in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets.  Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company.  Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

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

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $58,456, were incurred during each of the years ended March 31, 2010, 2009 and 2008, of which $22,500, $45,000 and $45,000, was paid during the years ended March 31, 2010, 2009 and 2008, respectively.

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

(b)  Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $25,037, $84,521 and $9,456, during the years ended March 31, 2010, 2009 and 2008, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $5,081, $87,994 and $7,657, during the years ended March 31, 2010, 2009 and 2008, respectively.

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

(c)  Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,798, $1,798 and $1,786, for the General Partner for the years ended December 31, 2009, 2008 and 2007, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2010, 2009, and 2008.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2010, 2009, and 2008.

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

Neither the General Partner nor any of the affiliates, officers or directors, own directly or beneficially any Partnership Units.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2010	2009

Audit Fees	$-	$55,430
Audit-related Fees	-	-
Tax Fees	-	2,890
All Other Fees	-	-
TOTAL	$-	$58,320

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)           List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2010 and 2009
Statements of Operations for the years ended March 31, 2010, 2009 and 2008
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008
Notes to Financial Statements

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

99.9
Financial Statements of United Development 2000, L.P, as of and for the year ended December 31, 2009, 2008 and 2007 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$ 360,000	$ 360,000	$ 105,000	$ 1,140,000	$ 25,000	$ 968,000	$ 105,000	$ 1,165,000	$ 320,000	$ 950,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	421,000	120,000	2,021,000	745,000	1,396,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	37,000	3,021,000	129,000	3,912,000	780,000	3,261,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1) (3,348,000)	2,010,000	111,000	2,979,000	1,321,000	1,769,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	673,000	64,000	1,189,000	275,000	978,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	777,000	62,000	1,175,000	353,000	884,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	93,000	3,432,000	-	7,179,000	1,576,000	5,603,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	682,000	49,000	967,000	366,000	650,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000	941,000	-	1,301,000	522,000	779,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
		As of March 31, 2010		Initial Cost to Partnership		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$ 879,000	$ 879,000	$ 46,000	$ 1,645,000	-	$ 150,000	$ 46,000	$ 1,645,000	$ 570,000	$ 1,121,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	790,000	42,000	1,395,000	384,000	1,053,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	442,000	1,338,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	982,000	195,000	3,543,000	992,000	2,746,000

		$ 14,142,000	$ 14,142,000	$ 995,000	$ 33,353,000	$ (3,174,000)	$ 16,202,000	$ 995,000	$ 30,179,000	$ 8,646,000	$ 22,528,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$132,000	$(24,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	181,000	(44,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	455,000	27,000	2000	Completed	40

Lake Village Apartments, L.P. (1)	107,000	(284,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	160,000	(15,000)	2001	Completed	40

Ozark Properties III	120,000	(7,000)	2001	Completed	40

Pierce Street Partners, L.P.	675,000	(62,000)	2000	Completed	40

Red Oaks Estates, L.P.	161,000	(16,000)	2000	Completed	27.5

School Square, L.P.	175,000	(17,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	20,000	(42,000)	2000	Completed	40

Tahlequah Properties IV	118,000	(16,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	98,000	(37,000)	2001	Completed	40

United Development 2000, L.P.	300,000	(89,000)	2000	Completed	27.5

	$2,702,000	$(626,000)

(1)	This Local Limited Partnership has been identified for disposition. See note 7 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$ 360,000	$ 360,000	$ 105,000	$ 1,140,000	$ 25,000	$ 973,000	$ 105,000	$ 1,165,000	$ 290,000	$ 980,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	428,000	120,000	2,021,000	676,000	1,465,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	20,000	3,104,000	129,000	3,895,000	680,000	3,344,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(1) (3,348,000)	2,010,000	111,000	2,979,000	1,213,000	1,877,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000	675,000	64,000	1,189,000	244,000	1,009,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	786,000	62,000	1,175,000	318,000	919,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	42,000	3,495,000	-	7,128,000	1,385,000	5,743,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	690,000	49,000	967,000	331,000	685,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	8,000	947,000	-	1,298,000	473,000	825,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
		As of March 31, 2009		Initial Cost to Partnership		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$ 891 ,000	$ 879,000	$ 46,000	$ 1,645,000	-	$ 150,000	$ 46,000	$ 1,645,000	$ 522,000	$ 1,169,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	798,000	42,000	1,395,000	343,000	1,094,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	397,000	1,383,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,005,000	195,000	3,543,000	863,000	2,875,000

		$ 14,154,000	$ 14,142,000	$ 995,000	$ 33,353,000	$ (3,245,000)	$ 16,416,000	$ 995,000	$ 30,108,000	$ 7,735,000	$ 23,368,000

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

(1) This Local Limited Partnership has been identified for disposition.  See note 7 to audited financial statements

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

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	As of March 31, 2008			Initial Cost to Partnership		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P.	Stroud, Oklahoma	$ 891,000	$ 879,000	$ 46,000	$ 1,645,000	-	$ 150,000	$ 46,000	$ 1,645,000	$ 474,000	$ 1,217,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	807,000	42,000	1,396,000	301,000	1,137,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,354,000	72,000	1,707,000	351,000	1,428,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,019,000	195,000	3,543,000	734,000	3,004,000

		$ 14,154,000	$ 14,142,000	$ 995,000	$ 33,353,000	$ (3,277,000)	$ 16,569,000	$ 995,000	$ 30,076,000	$ 6,826,000	$ 24,245,000

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

Date:      January 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:     January 18, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:     January 18, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:     January 18, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:     January 18, 2011