Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-01-18
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2010 and March 31, 2010	4

Condensed Statements of Operations
For the Three Months Ended June 30, 2010 and 2009	5

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2010	6

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2010 and 2009	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash	$263,673	$338,530
Investments in Local Limited Partnerships, net (Note 2)	1,678,165	2,618,751
Due from affiliates, net (Note 4)	75,394	75,394
Other assets	6,800	4,800

Total Assets	$2,024,032	$3,037,475

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$2,295	$2,295
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	153,647	199,163
Total Liabilities	155,942	201,458

Partners’ Equity (Deficit):
General Partner	(16,134)	(15,166)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	1,884,224	2,851,183

Total Partners’ Equity (Deficit)	1,868,090	2,836,017

Total Liabilities and Partners’ Equity (Deficit)	$2,024,032	$3,037,475

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$-	$4,102

Operating expenses and loss:
Amortization (Note 1)	9,809	9,809
Asset management fees (Note 3)	14,614	14,614
Impairment loss (Note 1)	853,991	863,041
Legal and accounting fees	416	-
Write off of advances to Local Limited Partnerships	8,456	-
Other	5,391	1,375

Total operating expenses and loss	892,677	888,839

Loss from operations	(892,677)	(884,737)

Equity in losses of Local
Limited Partnerships (Note 2)	(75,287)	(97,306)

Interest income	37	22

Net loss	$(967,927)	$(982,021)

Net loss allocated to:
General Partner	$(968)	$(982)

Limited Partners	$(966,959)	$(981,039)

Net loss per Partnership Unit	$(51)	$(52)

Outstanding weighted Partnership Units	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(15,166)	$2,851,183	$2,836,017

Net loss	(968)	(966,959)	(967,927)

Partners’ equity (deficit) at June 30, 2010	$(16,134)	$1,884,224	$1,868,090

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(967,927)	$(982,021)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	9,809	9,809
Impairment loss	853,991	863,041
Equity in losses of Local Limited Partnerships	75,287	97,306
Decrease in due from affiliates, net	-	4,499
Increase in other assets	(2,000)	-
Decrease in accrued expenses	-	(3,030)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(45,516)	(3,480)

Net cash used in operating activities	(76,356)	(13,876)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	1,499	-
Advances to Local Limited Partnerships	(8,456)	-
Write off of advances to Local Limited Partnerships	8,456	-
Net cash provided by investing activities	1,499	-

Net decrease in cash	(74,857)	(13,876)

Cash, beginning of period	338,530	323,243

Cash, end of period	$263,673	$309,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended June 30, 2010
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

For the Quarterly Period Ended June 30, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010. As of June 30, 2010, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, has been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2010, five of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $9,809 for each of the three months ended June 30, 2010 and 2009.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $853,991 and $863,041, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment.  During each of the three months ended June 30, 2010 and 2009, no impairment loss was recorded on the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 476 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010

Investments per balance sheet, beginning of period	$2,618,751	$3,856,934
Tax credit adjustment	-	(12,081)
Impairment loss	(853,991)	(863,041)
Distributions received from Local Limited Partnerships	(1,499)	(12,244)
Equity in losses of Local Limited Partnerships	(75,287)	(311,581)
Amortization of capitalized acquisition fees and costs	(9,809)	(39,236)

Investments per balance sheet, end of period	$1,678,165	$2,618,751

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$892,862	$1,823,639
Acquisition fees and costs, net of accumulated amortization of $911,197 and $901,388	785,303	795,112
Investments per balance sheet, end of period	$1,678,165	$2,618,751

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$739,000	$761,000

Expenses
Interest expense	191,000	202,000
Depreciation and amortization	234,000	227,000
Operating expenses	470,000	489,000
Total expenses	895,000	918,000

Net loss	$(156,000)	$(157,000)

Net loss allocable to the Partnership	$(156,000)	$(157,000)
Net loss recorded by the Partnership	$(75,000)	$(97,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $534,197 and $524,388 as of June 30, 2010 and March 31, 2010, respectively.

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

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $14,614 were incurred during each of the three months ended June 30, 2010 and 2009, of which $45,000 and $22,500 was paid during the three months ended June 30, 2010 and 2009, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $22,938 and  $0 during the three months ended June 30, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partners or affiliates on behalf of the Partnership	$5,501	$20,631
Asset management fee payable	148,146	178,532

Total	$153,647	$199,163

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At June 30, 2010 and March 31, 2010, loans receivable of $75,394 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership.   The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership.  The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made. The last payment for $20,002 was received on March 16, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $253,450 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of November 30, 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at June 30, 2010.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2010
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at June 30, 2010.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $264,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $1,678,000, $7,000 in other assets and $75,000 of due from affiliates, net.  Liabilities at June 30, 2010 consisted of $154,000 of accrued fees and expenses payable to the General Partner and affiliates and accrued expenses of $2,000.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.   The Partnership’s net loss for the three months ended June 30, 2010 was $(968,000), reflecting a decrease of $14,000 from the $(982,000) net loss experienced for the three months ended June 30, 2009.  The decrease was largely due to a decrease of $(9,000) in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year. The equity in losses of Local Limited Partnerships also decreased by $22,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  During the three months ended June 30, 2010 there were $(8,000) of advances made to one Local Limited Partnership, which were reserved for in full as of June 30, 2010 compared to no advances made and reserved during the three months ended June 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Reporting fees decreased by $(4,000). Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Other expenses also increased by $4,000 during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.  The net decrease in cash during the three months ended June 30, 2010 was $(75,000) compared to a net decrease in cash for the three months ended June 30, 2009 of $(14,000).  The change was partially due to the fact that during the three months ended June 30, 2010 the Partnership collected no reporting fees from Local Limited Partnerships, reflecting a decrease of $(4,000) from the $4,000 collected during the three months ended June 30, 2009.  In addition, the Partnership paid $(45,000) in accrued asset management fees during the three months ended June 30, 2010, while $(23,000) made during the three months ended June 30, 2009. The increase in cash was also largely due to the $(23,000) reimbursement of operating advances paid to the General Partner or an affiliate during the three months ended June 30, 2010 compared to none paid during the three months ended June 30, 2009.  Additionally, during the three months ended June 30, 2010, the Partnership received no payment on a note from one of the Local Limited Partnerships compared to a $4,000 payment received during the three months ended June 30, 2009.  The Partnership also received an increase of $1,000 in distributions received from Local Limited Partnerships.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 does not have a material effect on the Partnership’s financial statements.

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

Item 4T. Controls and Procedures (continued)

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  January 18, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: January 18, 2011