Form 10-Q
period 2010-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-01-19
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2010 and March 31, 2010	4

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2010 and 2009	5

Condensed Statement of Partners' Equity (Deficit)
For the Six Months Ended September 30, 2010	6

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2010 and 2009	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4T. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. (Removed and Reserved)	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

ASSETS

Cash	$249,165	$338,530
Investments in Local Limited Partnerships, net (Note 2)	1,580,277	2,618,751
Due from affiliates, net (Note 4)	75,394	75,394
Other assets	6,800	4,800

Total Assets	$1,911,636	$3,037,475

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$2,295	$2,295
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	201,677	199,163
Total Liabilities	203,972	201,458

Partners’ Equity (Deficit):
General Partner	(16,294)	(15,166)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	1,723,958	2,851,183

Total Partners’ Equity (Deficit)	1,707,664	2,836,017

Total Liabilities and Partners’ Equity (Deficit)	$1,911,636	$3,037,475

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Six Months	Three Months	Six Months

Operating income:
Distribution income	$-	$-	$1,028	$1,028
Reporting fees	1,020	1,020	15,204	19,306

Total operating income	1,020	1,020	16,232	20,334

Operating expenses and loss:
Amortization (Note 1)	9,809	19,618	9,809	19,618
Asset management fees (Note 3)	14,614	29,228	14,614	29,228
Impairment loss (Note 1)	-	853,991	-	863,041
Legal and accounting fees	26,690	27,106	6,041	6,041
Write off of advances to Local Limited Partnerships	38,978	47,434	-	-
Other	6,727	12,118	2,360	3,735

Total operating expenses and loss	96,818	989,495	32,824	921,663

Loss from operations	(95,798)	(988,475)	(16,592)	(901,329)

Equity in losses of Local
Limited Partnerships (Note 2)	(64,681)	(139,968)	(91,504)	(188,810)

Interest income	53	90	4	26

Net loss	$(160,426)	$(1,128,353)	$(108,092)	$(1,090,113)

Net loss allocated to:
General Partner	$(160)	$(1,128)	$(108)	$(1,090)

Limited Partners	$(160,266)	$(1,127,225)	$(107,984)	$(1,089,023)

Net loss per Partnership Unit	$(9)	$(60)	$(6)	$(58)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(15,166)	$2,851,183	$2,836,017

Net loss	(1,128)	(1,127,225)	(1,128,353)

Partners’ equity (deficit) at September 30, 2010	$(16,294)	$1,723,958	$1,707,664

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(1,128,353)	$(1,090,113)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	19,618	19,618
Impairment loss	853,991	863,041
Equity in losses of Local Limited Partnerships	139,968	188,810
Decrease in due from affiliates, net	-	4,499
Increase in other assets	(2,000)	-
Decrease in accrued expenses	-	(3,205)
Increase in accrued fees and expenses due to
General Partner and affiliates	2,514	14,629

Net cash used in operating activities	(114,262)	(2,721)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	24,897	9,254
Advances to Local Limited Partnerships	(47,434)	-
Write off of advances to Local Limited Partnerships	47,434	-
Net cash provided by investing activities	24,897	9,254

Net increase (decrease) in cash	(89,365)	6,533

Cash, beginning of period	338,530	323,243

Cash, end of period	$249,165	$329,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended September 30, 2010
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

For the Quarterly Period Ended September 30, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.  However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.  Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2010.  As of September 30, 2010, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, has been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2010, six of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2010 and 2009 was $19,618.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $853,991 and $863,041, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During each of the six months ended September 30, 2010 and 2009, no impairment loss was recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 476 apartment units.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010

Investments per balance sheet, beginning of period	$2,618,751	$3,856,934
Tax credit adjustment	-	(12,081)
Impairment loss	(853,991)	(863,041)
Distributions received from Local Limited Partnerships	(24,897)	(12,244)
Equity in losses of Local Limited Partnerships	(139,968)	(311,581)
Amortization of capitalized acquisition fees and costs	(19,618)	(39,236)

Investments per balance sheet, end of period	$1,580,277	$2,618,751

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$804,783	$1,823,639
Acquisition fees and costs, net of accumulated amortization of $921,006 and $901,388	775,494	795,112
Investments per balance sheet, end of period	$1,580,277	$2,618,751

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$1,477,000	$1,523,000

Expenses
Interest expense	382,000	404,000
Depreciation and amortization	468,000	455,000
Operating expenses	940,000	978,000
Total expenses	1,790,000	1,837,000

Net loss	$(313,000)	$(314,000)

Net loss allocable to the Partnership	$(313,000)	$(314,000)
Net loss recorded by the Partnership	$(140,000)	$(189,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $544,006 and $524,388 as of September 30, 2010 and March 31, 2010, respectively.

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

For the Quarterly Period Ended September 30, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $29,228 were incurred during each of the six months ended September 30, 2010 and 2009, of which $45,000 and $22,500 was paid during the six months ended September 30, 2010 and 2009, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $22,938 and $5,081 during the six months ended September 30, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$38,917	$20,631
Asset management fee payable	162,760	178,532

Total	$201,677	$199,163

The General Partner and  its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At September 30, 2010 and March 31, 2010, loans receivable of $75,394 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.  Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made. The last payment for $20,002 was received on March 16, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $292,428 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at September 30, 2010.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2010
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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at September 30, 2010.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2010 consisted of $249,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $1,580,000, $7,000 in other assets and $75,000 of due from affiliates, net.  Liabilities at September 30, 2010 consisted of $202,000 of accrued fees and expenses payable to the General Partner and its affiliates and $2,000 of accrued expenses.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.   The Partnership’s net loss for the three months ended September 30, 2010 was $(160,000), reflecting an increase of approximately $(52,000) from the $(108,000) net loss experienced for the three months ended September 30, 2009. There was a $27,000 decrease in equity in losses of Local Limited Partnerships, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Legal and accounting fees increased by $21,000 due to the timing of the accounting work performed.  During the three months ended September 30, 2010 there were $(39,000) of advances made to one Local Limited Partnership, which was reserved for in full as of September 30, 2010 compared to no advances made and reserved during the three months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, reporting fees decreased by $(14,000), and distribution income decreased by $(1,000) during the three months ended September 30, 2010.  Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Other expenses also increased by $(4,000) during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009.  The Partnership’s net loss for the six months ended September 30, 2010 was $(1,128,000), reflecting an increase of approximately $(38,000) from the $(1,090,000) net loss experienced for the six months ended September 30, 2009. There was a decrease of $(9,000) in impairment loss.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits remaining, along with the residual value estimated. The equity in losses of Local Limited Partnership decreased by $49,000, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, legal and accounting fees increased by $21,000 due to the timing of the accounting work performed.  During the six months ended September 30, 2010 there were $(47,000) of advances made to one Local Limited Partnership, which was reserved for in full as of September 30, 2010 compared to no advances made and reserved during the six months ended September 30, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, reporting fees decreased by $(18,000), and distribution income decreased $(1,000) during the three months ended September 30, 2010.  Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. Other expenses also increased by $8,000 during the six months ended September 30, 2010 compared to the six months ended September 30, 2009.

Liquidity and Capital Resources

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009.  The net decrease in cash during the six months ended September 30, 2010 was $(89,000) compared to a net increase in cash for the six months ended September 30, 2009 of $7,000.  The change was partially due to the fact that during the six months ended September 30, 2010 there was a $(23,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to only $(5,000) paid during the six months ended September 30, 2009.  During the six months ended September 30, 2009, the Partnership paid $(23,000) in accrued expenses compared to $(45,000) paid during the six months ended September 30, 2010. Additionally, during the six months ended September 30, 2010, the Partnership received no payment on a note from one of the Local Limited Partnerships compared to a $4,000 payment received during the six months ended September 30, 2009.  The Partnership also received an increase of $16,000 in distributions received from Local Limited Partnerships.

During the six months ended September 30, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $3,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through January 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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