Form 10-Q
period 2010-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-02-09
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2010 and March 31, 2010	4

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2010 and 2009	5

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2010	6

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2010 and 2009	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4T. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. (Removed and Reserved)	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Cash	$185,826	$338,530
Investments in Local Limited Partnerships, net (Note 2)	1,511,566	2,618,751
Due from affiliates, net (Note 4)	75,394	75,394
Other assets	6,800	4,800

Total Assets	$1,779,586	$3,037,475

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$2,295	$2,295
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	226,032	199,163
Total Liabilities	228,327	201,458

Partners’ Equity (Deficit):
General Partner	(16,451)	(15,166)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	1,567,710	2,851,183

Total Partners’ Equity (Deficit)	1,551,259	2,836,017

Total Liabilities and Partners’ Equity (Deficit)	$1,779,586	$3,037,475

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010		2009
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Distribution income	$-	$-	$-	$1,028
Reporting fees	-	1,020	-	19,306
Other income	-	-	103	103

Total operating income	-	1,020	103	20,437

Operating expenses and loss:
Amortization (Note 1)	9,809	29,427	9,809	29,427
Asset management fees (Note 3)	14,614	43,842	14,614	43,842
Impairment loss (Note 1)	-	853,991	-	863,041
Legal and accounting fees	44,123	71,229	1,200	7,241
Write off of advances to Local Limited Partnerships	27,816	75,250	15,000	15,000
Other	3,164	15,282	2,569	6,304

Total operating expenses and loss	99,526	1,089,021	43,192	964,855

Loss from operations	(99,526)	(1,088,001)	(43,089)	(944,418)

Equity in losses of Local
Limited Partnerships (Note 2)	(56,902)	(196,870)	(89,189)	(277,999)

Interest income	23	113	6	32

Net loss	$(156,405)	$(1,284,758)	$(132,272)	$(1,222,385)

Net loss allocated to:
General Partner	$(157)	$(1,285)	$(132)	$(1,222)

Limited Partners	$(156,248)	$(1,283,473)	$(132,140)	$(1,221,163)

Net loss per Partnership Unit	$(8)	$(68)	$(7)	$(65)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2010
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(15,166)	$2,851,183	$2,836,017

Net loss	(1,285)	(1,283,473)	(1,284,758)

Partners’ equity (deficit) at December 31, 2010	$(16,451)	$1,567,710	$1,551,259

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(1,284,758)	$(1,222,385)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	29,427	29,427
Impairment loss	853,991	863,041
Equity in losses of Local Limited Partnerships	196,870	277,999
Decrease in due from affiliates, net	-	4,563
Increase in other assets	(2,000)	(4,340)
Decrease in accrued expenses	-	(3,205)
Increase in accrued fees and expenses due to
General Partner and affiliates	26,869	37,185

Net cash used in operating activities	(179,601)	(17,715)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	26,897	9,254
Advances to Local Limited Partnerships	(75,250)	(15,000)
Write off of advances to Local Limited Partnerships	75,250	15,000

Net cash provided by investing activities	26,897	9,254

Net decrease in cash	(152,704)	(8,461)

Cash, beginning of period	338,530	323,243

Cash, end of period	$185,826	$314,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its payables to Local Limited Partnerships due to negative tax credit adjuster	$-	$12,081

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended December 31, 2010
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

For the Quarterly Period Ended December 31, 2010
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.  As of December 31, 2010, no Local Limited Partnerships have been sold and one Local Limited Partnership, Lake Village Apartments, has been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the condensed balance sheets.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the three and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2010, six of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2010
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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the nine months ended December 31, 2010 and 2009 was $29,427.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $853,991 and $863,041, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During each of the nine months ended December 31, 2010 and 2009, no impairment loss was recorded on the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and March 31, 2010, the Partnership owns Local Limited Partnership interests in 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 476 apartment units.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership governing agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010

Investments per balance sheet, beginning of period	$2,618,751	$3,856,934
Tax credit adjustment	-	(12,081)
Impairment loss	(853,991)	(863,041)
Distributions received from Local Limited Partnerships	(26,897)	(12,244)
Equity in losses of Local Limited Partnerships	(196,870)	(311,581)
Amortization of capitalized acquisition fees and costs	(29,427)	(39,236)

Investments per balance sheet, end of period	$1,511,566	$2,618,751

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$745,881	$1,823,639
Acquisition fees and costs, net of accumulated amortization of $930,815 and $901,388	765,685	795,112
Investments per balance sheet, end of period	$1,511,566	$2,618,751

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$2,216,000	$2,284,000

Expenses
Interest expense	573,000	606,000
Depreciation and amortization	702,000	683,000
Operating expenses	1,411,000	1,467,000
Total expenses	2,686,000	2,756,000

Net loss	$(470,000)	$(472,000)
Net loss allocable to the Partnership	$(469,000)	$(472,000)
Net loss recorded by the Partnership	$(197,000)	$(278,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $553,815 and $524,388 as of December 31, 2010 and March 31, 2010, respectively.

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

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $43,842 were incurred during each of the nine months ended December 31, 2010 and 2009, of which $45,000 and $22,500 was paid during the nine months ended December 31, 2010 and 2009, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $60,484 and $5,081 during the nine months ended December 31, 2010 and 2009, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2010	March 31, 2010

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$48,658	$20,631
Asset management fee payable	177,374	178,532

Total	$226,032	$199,163

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At December 31, 2010 and March 31, 2010, loans receivable of $75,394 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.  Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made. The last payment for $20,002 was received on March 16, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2010
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

During the nine months ended December 31, 2010, the Partnership voluntarily advanced $75,250 to one Local Limited Partnership that has been experiencing operational issues.  As of December 31, 2010 total advances made to Local Limited Partnerships were $290,754 all of which was reserved.  The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve has been recorded.

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

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at December 31, 2010.  The Partnership filed for bankruptcy, therefore the Partnership has 30 days to propose a plan to IHDA to get the Partnership out of bankruptcy.  The Partnership has received an offer that is being considered and the proposed plan will include the Partnership’s intention of selling the property. At this time the outcome of the bankruptcy and proposed plan is unknown.   Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2010
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

As of December 31, 2010, 86% of the units are occupied. The Partnership has also been informed that substantially all of the deficiencies noted in the inspection report have been corrected. Associates sent personnel to the site on October 5, 2010 to inspect the property and confirmed that the units were rent ready.  The Asset Manager who visited the property confirmed that the property was 39% occupied as of October 5, 2010 and additional units were pre-leased which would have brought the occupancy to 50%, within the following weeks.  It appears that the minimum of 40% of the units are in fact occupied or rent ready, therefore it appears reasonable that the minimum set-aside requirements will have been met for 2010.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at December 31, 2010.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2010 consisted of $186,000 in cash, aggregate investments in the thirteen Local Limited Partnerships of $1,512,000, $7,000 in other assets and $75,000 of due from affiliates, net.  Liabilities at December 31, 2010 consisted of $226,000 of accrued fees and expenses payable to the General Partner and its affiliates and $2,000 of accrued expenses.

Results of Operations

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009.   The Partnership’s net loss for the three months ended December 31, 2010 was $(156,000), reflecting an increase of approximately $(24,000) from the $(132,000) net loss experienced for the three months ended December 31, 2009. There was a $32,000 decrease in equity in losses of Local Limited Partnerships, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Legal and accounting fees increased by $43,000 due to the timing of the accounting work performed.  During the three months ended December 31, 2010 there were $(28,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2010 compared to $(15,000) of advances made and reserved for during the three months ended December 31, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009. The Partnership’s net loss for the nine months ended December 31, 2010 was $(1,284,000), reflecting an increase of approximately $(62,000) from the $(1,222,000) net loss experienced for the nine months ended December 31, 2009. There was a decrease of $9,000 in impairment loss.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits remaining, along with any residual value estimated. The equity in losses of Local Limited Partnership decreased by $81,000, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, legal and accounting fees increased by $64,000 due to the timing of the accounting work performed.  During the nine months ended December 31, 2010 there were $(75,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2010 compared to $(15,000) of advances made and reserved for during the nine months ended December 31, 2009.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, reporting fees decreased by $(18,000), and distribution income decreased $(1,000) during the nine months ended December 31, 2010.  Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009.  The net decrease in cash during the nine months ended December 31, 2010 was $(153,000) compared to a net decrease in cash for the nine months ended December 31, 2009 of $8,000.  The change was partially due to the fact that during the nine months ended December 31, 2010 there was a $(60,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to only $(5,000) paid during the nine months ended December 31, 2009.  During the nine months ended December 31, 2010, the Partnership paid $(45,000) in accrued asset management fees compared to $(23,000) paid during the nine months ended December 31, 2009. The Partnership made advances of $(75,000) during the nine months ended December 31, 2010 to a Local Limited Partnership that was experiencing operational issues compared to $(15,000) advanced during the nine months ended December 31, 2009. Additionally, during the nine months ended December 31, 2010, the Partnership received no payment on a note from one of the Local Limited Partnerships compared to a $4,000 payment received during the nine months ended December 31, 2009.  The Partnership also received an increase of $18,000 in distributions received from Local Limited Partnerships.

During the nine months ended December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $27,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2012.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

Item 4T.  Controls and Procedures (continued)

(b)  Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date:  February 9, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 9, 2011