Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-06-28
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No       X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No       X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer____	Accelerated filer____	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____   No      X

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”), at a price of $1,000 per Partnership Unit.  As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is seeking to sell its Local Limited Partnership Interests.  Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated June 16, 1997 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complexes.

The Partnership originally invested in thirteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2011, the Partnership has identified two Local Limited Partnerships, Lake Village Apartments, L.P. and Stroud Housing Associates, L.P. for disposition.  See footnote 6 to the audited financial statements for more information.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership Interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on the sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

Subsequent to March 31, 2011, the Partnership sold its Local Limited Partnership Interest in Stroud Housing Associates, L.P. (“Stroud”) to an affiliate of the Local General Partner.  As discussed in footnote 6 to the audited financial statements, this particular Local Limited Partnership has been experiencing operational issues including extremely low occupancy.  The Local General Partner has overfunded its contractual obligations as General Partner.  The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership Interest, the Local General Partner countered with $25,000, which the Partnership accepted.  The Local Limited Partnership Interest was sold on April 1, 2011.

Stroud will complete its Compliance Period in 2015; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits will be generated by this Local Limited Partnership is 2011.  The maximum exposure of recapture along with the interest and penalties related to the recapture is $408,914, which equates to $21.69 per Partnership Unit.  The executed Purchase Agreement states that Stroud must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

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

For each of the years ended March 31, 2011, 2010 and 2009, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements.  Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $853,991, $863,041 and $1,208,418, respectively.

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

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay exsting liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by approximately $13,000, $36,000 and $13,000 for the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $55,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$360,000	$360,000	18	$470,000	$963,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,668,000	415,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	1,288,000	2,977,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	3,834,000	3,834,000	50	5,139,000	2,010,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	676,000	670,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	768,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,493,000	3,364,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	674,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	401,000	936,000

Stroud Housing Associates, L.P.(3)	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	879,000	879,000	36	1,155,000	150,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	490,000	780,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,355,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	955,000

			$14,142,000	$14,142,000	476	$18,141,000	$16,017,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  Approximately 90% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) This Local Limited Partnership has been identified for disposition. See Note 6 to audited financial statements for more information.

(3) This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2011. See Note 6 to audited financial statements for more information.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$134,000	$(23,000)	99.98%

ACN Southern Hills Partners II, L.P.	178,000	(49,000)	99.98%

Hickory Lane Partners, L.P.	465,000	(10,000)	99.98%

Lake Village Apartments, L.P. (1)	125,000	(63,000)	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	170,000	(11,000)	99.98%

Ozark Properties III	116,000	(33,000)	99.98%

Pierce Street Partners, L.P.	700,000	(23,000)	99.98%

Red Oaks Estates, L.P.	167,000	(9,000)	99.98%

School Square, L.P.	182,000	(20,000)	99.98%

Stroud Housing Associates, L.P. (2)	25,000	(221,000)	99.98%

Tahlequah Properties IV	129,000	(1,000)	99.98%

Timberwolf Townhomes, L.P.	93,000	(41,000)	99.98%

United Development L.P., 2000	259,000	(124,000)	99.98%

	$2,743,000	$(628,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 6 to the audited financial statements for more information.

(2) This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2011. See Note 6 to audited financial statements for more information.

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	97%	100%	97%	97%	100%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	95%	100%	100%	95%	98%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	66%	48%	54%	40%	38%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	100%	100%	100%	91%	94%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	92%	96%	92%	96%	100%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	99%	95%	100%	100%	98%

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	100%	96%	100%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	100%	88%	100%	82%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	83%	8%	33%	58%	28%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	100%	96%	100%	88%	100%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	95%	95%	85%	90%	95%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	96%	92%	69%	96%	98%

	Weighted Average		93%	85%	85%	89%	86%

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

(b)	At March 31, 2011, there were 959 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2011	2010	2009	2008	2007
ASSETS
Cash	$160,878	$338,530	$323,243	$450,623	$480,463
Investments in Local Limited Partnerships, net	1,426,216	2,618,751	3,856,934	5,504,128	6,432,606
Due from affiliates, net	75,394	75,394	78,807	78,807	78,807
Other assets	22,964	4,800	-	-	-

Total Assets	$1,685,452	$3,037,475	$4,258,984	$6,033,558	$6,991,876

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$12,081	$12,081	$12,081
Accrued expenses	2,295	2,295	5,500	15,265	5,500
Accrued fees and expenses due to General Partner and affiliates	254,330	199,163	143,417	133,434	118,179

Total Liabilities	256,625	201,458	160,998	160,780	135,760

PARTNERS' EQUITY	1,428,827	2,836,017	4,097,986	5,872,778	6,856,116

Total Liabilities and Partners’ Equity	$1,685,452	$3,037,475	$4,258,984	$6,033,558	$6,991,876

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Loss from operations (Note 1)	$(1,127,444)	$(971,578)	$(1,389,737)	$(807,199)	$(754,482)
Equity in losses of Local Limited Partnerships	(279,911)	(311,581)	(389,225)	(187,209)	(2,304,678)
Interest income	165	21,190	4,170	11,070	14,026
Net loss	$(1,407,190)	$(1,261,969)	$(1,774,792)	$(983,338)	$(3,045,134)

Net loss allocated to:
General Partner	$(1,407)	$(1,262)	$(1,775)	$(983)	$(3,045)
Limited Partners	$(1,405,783)	$(1,260,707)	$(1,773,017)	$(982,355)	$(3,042,089)
Net loss per Partnership Unit	$(74.58)	$(66.88)	$(94.06)	$(52.11)	$(161.38)
Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 includes a charge for impairment losses on investments in Local Limited Partnerships of $853,991, $863,041, $1,208,418, $700,971 and $623,012, respectively.

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):
Operating activities	$(197,049)	$3,043	$(137,695)	$(30,902)	$(50,123)
Investing activities	19,397	12,244	10,315	1,062	87
Net change in cash	(177,652)	15,287	(127,380)	(29,840)	(50,036)

Cash, beginning of period	338,530	323,243	450,623	480,463	530,499

Cash, end of period	$160,878	$338,530	$323,243	$450,623	$480,463

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$91	$95	$95	$95	$96

State	-	-	-	-	-

Total	$91	$95	$95	$95	$96

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See Notes 2 and 3 to the financial statements).

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $161,000 in cash, aggregate investments in thirteen Local Limited Partnerships of $1,426,000 (see “Method of Accounting for Investments in Local Limited Partnerships”), $23,000 of other assets and $75,000 of due from affiliates, net.  Liabilities at March 31, 2011 consisted of $254,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below) and accrued expenses of $2,000.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(1,407,000), reflecting an increase of $145,000 from the net loss of $(1,262,000) experienced for the year ended March 31, 2010.  The increase in net loss was largely due to an increase of $(82,000) in legal and accounting expenses for the year ended March 31, 2011 due to the timing of the accounting work performed. There was also an increase of $(60,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2011 compared to the year ended March 31, 2010.  Advances of $(75,000) were made during the year ended March 31, 2011 and reserved for fully in the same year compared to $(15,000) of advances being made and reserved for during the year ended March 31, 2010. The Partnership experienced a $32,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2011 compared to the year ended March 31, 2010. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.   There was also a $9,000 decrease in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year to the Partnership. Interest income decreased by $(21,000) for the year ended March 31, 2011 due to an interest payment received from one Local Limited Partnership, ACN Southern Hills II, L.P, during the year ended March 31, 2010 compared to no such payments received during the year ended March 31, 2011. Interest payments on the loan can fluctuate from year to year due to the fact that the Local Limited Partnership makes payments to the Partnership based on available cash flow.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(1,262,000), reflecting a decrease of $513,000 from the net loss of $(1,775,000) experienced for the year ended March 31, 2009.  The decrease in net loss is largely due to a decrease of $345,000 in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year to the Partnership. In addition to the decrease in impairment loss, the Partnership experienced a $78,000 decrease in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships.  There was a $70,000 decrease in legal and accounting expenses due to the timing of the accounting work performed.  There was also a decrease of $1,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2010 compared to the year ended March 31, 2009.  Advances of $(15,000) were made during the year ended March 31, 2010 and reserved fully in the same year compared to $(16,000) of advances being made and reserved for in the year ended March 31, 2009.  Interest income increased by $17,000, due to an interest payment from one Local Limited Partnership, ACN Southern Hills II, L.P. Interest payments on the loan can fluctuate from year to year due to the fact that the Local Limited Partnership makes payments to the Partnership based on available cash flow.

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The net decrease in cash during the year ended March 31, 2011 was $(178,000) compared to net increase in cash for the year ended March 31, 2010 of $15,000. The variance was partially due to $(75,000) advanced to a Local Limited Partnership during the year ended March 31, 2011 compared to $(15,000) advanced during the year ended March, 31, 2010. The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(85,000) during the year ended March 31, 2011 compared to $(5,000) reimbursed during the year ended March 31, 2010.  The Partnership paid $(45,000) of accrued asset management fees during the year ended March 31, 2011 compared to $(23,000) paid during the year ended March 31, 2010.  The Partnership also received $21,000 as payment for interest from one Local Limited Partnership during the year ended March 31, 2010 compared to no such receipts during the year ended March 31, 2011.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net increase in cash during the year ended March 31, 2010 was $15,000 compared to net decrease in cash for the year ended March 31, 2009 of $(127,000).  The Partnership reimbursed the General Partner or an affiliate $(5,000) for the year ended March 31, 2010 compared to $(88,000) reimbursed during the year ended March 31, 2009.  The Partnership paid $(23,000) of accrued asset management fees during the year ended March 31, 2010 compared to $(45,000) paid during the year ended March 31, 2009.  The Partnership also received $20,000 as payment for interest from one Local Limited Partnership.  The Partnership also received $2,000 more of distributions from Local Limited Partnerships during the year ended March 31, 2010.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $55,000, $56,000 and $10,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Beginning in November 2005, the Lake Village Apartments was being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has advanced Lake Village Apartments approximately $290,754 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010, IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2011.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

One Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest, had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001. Such construction loan was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The Partnership’s loan is subordinate to the first mortgage and requires payments to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note had covenants that the DCR can not be below 1.20, which had historically made it impossible for any payments on this note to be made since the DCR would have been below 1.20.  That original mortgage note has since been refinanced and the management company was changed.  Therefore the property operations in 2009 allowed for a payment to be made. During the year ended March 31, 2010, the Partnership received $20,002, which represented all the interest that was owing to the Partnership related to this note receivable. No such payments were received during the year ended March 31, 2011.

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

Stroud has struggled for many years with the Local General Partner funding deficits of over $1,000,000.  The local economy of the area was severely impacted by a tornado in 1999 and many local businesses decided not to rebuild after the destruction.   In May and early June 2010, there were storms that caused additional damage to the property. These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2011.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$247,165	$55,177	$55,177	$55,177	$55,177	$2,427,788	$2,895,661
Total contractual cash obligations	$247,165	$55,177	$55,177	$55,177	$55,177	$2,427,788	$2,895,661

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0 and $678,205 of the total Partnership assets as of March 31, 2011 and 2010, respectively, and $0, $(105,302) and $(148,014) of the total Partnership loss for the years ended March 31, 2011, 2010 and 2009, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
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
June 27, 2011

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

/s/ Pailet, Meunier and LeBlanc, L. L. P.
Metairie, Louisiana
February 6, 2009

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010

ASSETS

Cash	$160,878	$338,530
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,426,216	2,618,751
Due from affiliates, net (Note 5)	75,394	75,394
Other assets	22,964	4,800

Total Assets	$1,685,452	$3,037,475

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$2,295	$2,295
Accrued fees and expenses due to General Partner and affiliates (Note 3)	254,330	199,163

Total Liabilities	256,625	201,458

Partners’ Equity (Deficit):
General Partner	(16,573)	(15,166)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	1,445,400	2,851,183

Total Partners’ Equity (Deficit)	1,428,827	2,836,017

Total Liabilities and Partners’ Equity (Deficit)	$1,685,452	$3,037,475

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31,

	2011	2010	2009

Reporting fees	$8,520	$20,056	$20,894
Distribution income	-	1,029	-
Other income	-	102	-

Total income	8,520	21,187	20,894

Operating expenses and loss:
Amortization	39,236	39,236	39,236
Asset management fees (Note 3)	58,456	58,456	58,456
Impairment loss (Note 2)	853,991	863,041	1,208,418
Legal and accounting	89,444	7,362	76,920
Write off of advances to Local Limited Partnerships (Note 6)	75,250	15,000	16,000
Other	19,587	9,670	11,601

Total operating expenses and loss	1,135,964	992,765	1,410,631

Loss from operations	(1,127,444)	(971,578)	(1,389,737)

Equity in losses of Local Limited Partnerships (Note 2)	(279,911)	(311,581)	(389,225)

Interest income	165	21,190	4,170

Net loss	$(1,407,190)	$(1,261,969)	$(1,774,792)

Net loss allocated to:
General Partner	$(1,407)	$(1,262)	$(1,775)

Limited Partners	$(1,405,783)	$(1,260,707)	$(1,773,017)

Net loss per Partnership Unit	$(74.58)	$(66.88)	$(94.06)

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(12,129)	$5,884,907	$5,872,778

Net loss	(1,775)	(1,773,017)	(1,774,792)

Partners’ equity (deficit) at March 31, 2009	(13,904)	4,111,890	4,097,986

Net loss	(1,262)	(1,260,707)	(1,261,969)

Partners’ equity (deficit) at March 31, 2010	(15,166)	2,851,183	2,836,017

Net loss	(1,407)	(1,405,783)	(1,407,190)

Partners’ equity (deficit) at March 31, 2011	$(16,573)	$1,445,400	$1,428,827

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(1,407,190)	$(1,261,969)	$(1,774,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	39,236	39,236	39,236
Impairment loss	853,991	863,041	1,208,418
Equity in losses of Local Limited Partnerships	279,911	311,581	389,225
Increase in other assets	(18,164)	(4,800)	-
Decrease in due from affiliates	-	3,413	-
Decrease in accrued expenses	-	(3,205)	(9,765)
Increase in accrued fees and expenses due to General Partner and affiliates	55,167	55,746	9,983

Net cash provided by (used in) operating activities	(197,049)	3,043	(137,695)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	19,397	12,244	10,315
Advances to Local Limited Partnerships	(75,250)	(15,000)	(16,000)
Write off of advances to Local Limited Partnerships	75,250	15,000	16,000

Net cash provided by investing activities	19,397	12,244	10,315

Net increase (decrease) in cash	(177,652)	15,287	(127,380)

Cash, beginning of period	338,530	323,243	450,623

Cash, end of period	$160,878	$338,530	$323,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its payables to Local Limited Partnerships due to negative tax credit adjuster	$-	$12,081	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. The Partnership has identified two Local Limited Partnerships, Lake Village Apartments, L.P. and Stroud Housing Associates, L.P. for disposition.  See footnote 6 to the audited financial statements for more information. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership Interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on the sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to March 31, 2011, the Partnership sold its limited partnership interest in Stroud Housing Associates, L.P. (“Stroud”) to an affiliate of the Local General Partner.  As discussed in footnote 6 to the audited financial statements this particular Local Limited Partnership has been experiencing several operational issues and extremely low occupancy was one of the operational issues.  The Local General Partner had overfunded its contractual obligations as General Partner.  The Partnership offered to pay $5,000 if the Local General Partner would purchase its limited partnership interest, the Local General Partner countered at $25,000 which the Partnership accepted.  The limited partnership interest was sold on April 1, 2011.

The Local Limited Partnership will complete its 15-year compliance period in 2015; therefore there is a risk of tax credit recapture.  The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership is 2011.  The maximum exposure of recapture along with the interest and penalties related to the recapture is $408,914, which equates to $21.69 per Partnership Unit.  The executed Purchase Agreement states that Stroud must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (See Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011 and 2010, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the years ended March 31, 2011, 2010, and 2009 was $39,236. Future estimated annual amortization expense for each of the years through March 31, 2016 is $39,236.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $853,991, $863,041 and $1,208,418, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010, and 2009, no impairment loss was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010 are approximately $2,007,000 and $1,459,000 respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2011, 2010 and 2009 impairment loss related to investments in Local Limited Partnerships was $853,991, $863,041 and $1,208,418, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2011, 2010 and 2009, no impairment loss was recorded on the related intangibles.

At March 31, 2011 and 2010, the investment accounts for seven and three of the Local Limited Partnerships, respectively, have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to $347,628, $271,477 and $239,590, respectively, have not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $2,191,558.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$2,618,751	$3,856,934	$5,504,128
Tax credit adjustment	-	(12,081)	-
Impairment loss	(853,991)	(863,041)	(1,208,418)
Distributions received from Local Limited Partnerships	(19,397)	(12,244)	(10,315)
Equity in losses of Local Limited Partnerships	(279,911)	(311,581)	(389,225)
Amortization of paid acquisition fees and costs	(39,236)	(39,236)	(39,236)

Investments per balance sheet, end of period	$1,426,216	$2,618,751	$3,856,934

	For the Years Ended March 31,

	2011	2010	2009

Investments in Local Limited Partnerships, net	$670,340	$1,823,639	$3,022,586
Acquisition fees and costs, net of accumulated amortization of $940,624, $901,388 and $862,152	755,876	795,112	834,348
Investments per balance sheet, end of period	$1,426,216	$2,618,751	$3,856,934

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $9,451,000 and $8,646,000, respectively)	$20,817,000	$21,533,000
Land	995,000	995,000
Other assets	2,291,000	2,207,000

Total assets	$24,103,000	$24,735,000

LIABILITIES

Mortgage loans payable	$16,017,000	$16,202,000
Due to related parties	1,718,000	1,462,000
Other liabilities	1,294,000	1,315,000

Total liabilities	19,029,000	18,979,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	3,433,000	4,078,000
Other partners	1,641,000	1,678,000

Total partners’ equity	5,074,000	5,756,000

Total liabilities and partners’ equity	$24,103,000	$24,735,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$3,003,000	$2,954,000	$3,045,000

Expenses:
Operating expenses	2,145,000	1,881,000	1,956,000
Interest expense	685,000	764,000	809,000
Depreciation and amortization	801,000	935,000	909,000

Total expenses	3,631,000	3,580,000	3,674,000

Net operating loss	$(628,000)	$(626,000)	$(629,000)

Net loss allocable to the Partnership	$(628,000)	$(585,000)	$(629,000)

Net loss recorded by the Partnership	$(280,000)	$(312,000)	$(389,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $563,624 and $524,388, as of March 31, 2011 and 2010, respectively.

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $377,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs was $377,000 as of March 31, 2011, and 2010.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $58,456 were incurred during each of the years ended March 31, 2011, 2010, and 2009, of which $45,000, $22,500 and $45,000 was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $85,484, $5,081 and $87,994 during the years ended March 31, 2011, 2010 and 2009, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2011	2010
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$62,343	$20,631
Asset management fee payable	191,987	178,532

Total	$254,330	$199,163

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2011

Income	$-	$1,000	$-	$8,000

Operating expenses	(893,000)	(97,000)	(99,000)	(47,000)

Loss from operations	(893,000)	(96,000)	(99,000)	(39,000)

Equity in losses of Local Limited Partnerships	(75,000)	(64,000)	(57,000)	(84,000)

Net loss	(968,000)	(160,000)	(156,000)	(123,000)

Net loss available to Limited Partners	(967,000)	(160,000)	(156,000)	(123,000)

Net loss per Partnership Unit	(51)	(9)	(8)	(7)

	June 30	September 30	December 31	March 31

2010

Income	$4,000	$16,000	$-	$1,000

Operating expenses	(889,000)	(33,000)	(43,000)	(28,000)

Loss from operations	(885,000)	(17,000)	(43,000)	(27,000)

Equity in losses of Local Limited Partnerships	(97,000)	(91,000)	(89,000)	(34,000)

Interest income	-	-	-	21,000

Net loss	(982,000)	(108,000)	(132,000)	(40,000)

Net loss available to Limited Partners	(981,000)	(108,000)	(132,000)	(40,000)

Net loss per Partnership Unit	(52)	(6)	(7)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

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

NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2011 and 2010, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.  Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.  The most recent payment of $20,002 was received on March 16, 2010. There was no payment made during the year ended March 31, 2011.

NOTE 6 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.  During the year ended March 31, 2002, Associates was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of Lake Village Apartment’s loans. As a result of the foregoing, on June 30, 2002, the Local General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the “Agreement”), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new Local General Partner would contribute

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS, continued

additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined, would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits.  Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing.

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the Partnership has voluntarily advanced Lake Village Apartments approximately $290,754 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2010 IHDA filed a summons and compliant for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the compliant denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. The General Partner is pursuing a sale of the Lake Village Apartments.  An appraisal received in April 2008 indicated a market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of July 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,088,485. If the General Partner is unable to consummate a sale of this asset or work out a partnership and debt restructuring, the Housing Complex could be lost, thereby creating a recapture event for the previous Low Income Housing Tax Credits claimed to date. While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued as of March 31, 2011.  Although the General Partner is actively pursuing a sale, there is no assurance this will occur.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 6 – COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS continued

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

These damages are currently being reviewed by the insurance company and their adjustors.  It is expected that proceeds from one or more of the covered claims will help the Local General Partner have all the units on-line and in condition to be rented.  A budget is currently in place for that process and the insurance proceeds will help meet the established budget and maintain the property with stabilized occupancy and operations.  While recapture could occur, the Partnership would not be liable to make the partners whole and therefore no contingent liability has been accrued at March 31, 2011.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.
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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Christine A. Cormier	Senior Vice President – Fund Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Senior Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

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

Neither the Partnership nor the General Partner has an audit committee.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $58,456, were incurred during each of the years ended March 31, 2011, 2010 and 2009, of which $45,000, $22,500 and $45,000, was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $127,196, $25,037 and $84,521, during the years ended March 31, 2011, 2010 and 2009, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $85,484, $5,081 and $87,994 during the years ended March 31, 2011, 2010 and 2009, respectively.

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

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,707, $1,798 and $1,798, for the General Partner for the years ended December 31, 2010, 2009 and 2008, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010 and 2009.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2011, 2010 and 2009.

(d)	Subordinated Disposition Fee

A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships.  Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.  No such fee was incurred for all periods presented.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$78,355	$-
Audit-related Fees	-	-
Tax Fees	3,035	-
All Other Fees	-	-
TOTAL	$81,390	$-

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership				As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$27,000		$963,000	$105,000	$1,167,000	$351,000	$921,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		415,000	120,000	2,021,000	814,000	1,327,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	54,000		2,977,000	129,000	3,929,000	881,000	3,177,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,331,000)	(1)	2,010,000	111,000	2,996,000	1,321,000	1,786,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	8,000		670,000	64,000	1,188,000	305,000	947,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		768,000	62,000	1,175,000	387,000	850,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	145,000		3,364,000	-	7,231,000	1,768,000	5,463,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		674,000	49,000	967,000	402,000	614,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000		936,000	-	1,301,000	570,000	731,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
Stroud Housing Associates, L.P. (3)	Stroud, Oklahoma	879,000	879,000	46,000	1,645,000	-	150,000	46,000	1,645,000	619,000	1,072,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	780,000	42,000	1,396,000	426,000	1,012,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	486,000	1,294,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	-	955,000	195,000	3,544,000	1,121,000	2,618,000

		$14,142,000	$14,142,000	995,000	$33,353,000	$(3,085,000)	$16,017,000	$995,000	$30,268,000	$9,451,000	$21,812,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 6 to audited financial statements for additional information.
(3) This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2011. See note 6 to audited financial statements for additional information.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$134,000	(23,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	178,000	(49,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	465,000	(10,000)	2000	Completed	40

Lake Village Apartments, L.P. (1)	125,000	(63,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	170,000	(11,000)	2001	Completed	40

Ozark Properties III	116,000	(33,000)	2001	Completed	40

Pierce Street Partners, L.P.	700,000	(23,000)	2000	Completed	40

Red Oaks Estates, L.P.	167,000	(9,000)	2000	Completed	27.5

School Square, L.P.	182,000	(20,000)	2000	Completed	27.5

Stroud Housing Associates, L.P. (2)	25,000	(221,000)	2000	Completed	40

Tahlequah Properties IV	129,000	(1,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	93,000	(41,000)	2001	Completed	40

United Development 2000, L.P.	259,000	(124,000)	2000	Completed	27.5

	$2,743,000	$(628,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 6 to audited financial statements for additional information.

(2) This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2011. See note 6 to audited financial statements for additional information.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership				As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$25,000		$968,000	$105,000	$1,165,000	$320,000	$950,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		421,000	120,000	2,021,000	745,000	1,396,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	37,000		3,021,000	129,000	3,912,000	780,000	3,261,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,348,000)	(1)	2,010,000	111,000	2,979,000	1,321,000	1,769,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000		673,000	64,000	1,189,000	275,000	978,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		777,000	62,000	1,175,000	353,000	884,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	93,000		3,432,000	-	7,179,000	1,576,000	5,603,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		682,000	49,000	967,000	366,000	650,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000		941,000	-	1,301,000	522,000	779,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
Stroud Housing Associates, L.P.	Stroud, Oklahoma	$879,000	$879,000	$46,000	$1,645,000	-	$150,000	$46,000	$1,645,000	$570,000	$1,121,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	790,000	42,000	1,395,000	384,000	1,053,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	442,000	1,338,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	982,000	195,000	3,543,000	992,000	2,746,000

		$14,142,000	$14,142,000	$995,000	$33,353,000	$(3,174,000)	$16,202,000	$995,000	$30,179,000	$8,646,000	$22,528,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 6 to audited financial statements.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$132,000	$(24,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	181,000	(44,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	455,000	27,000	2000	Completed	40

Lake Village Apartments, L.P. (1)	107,000	(284,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	160,000	(15,000)	2001	Completed	40

Ozark Properties III	120,000	(7,000)	2001	Completed	40

Pierce Street Partners, L.P.	675,000	(62,000)	2000	Completed	40

Red Oaks Estates, L.P.	161,000	(16,000)	2000	Completed	27.5

School Square, L.P.	175,000	(17,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	20,000	(42,000)	2000	Completed	40

Tahlequah Properties IV	118,000	(16,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	98,000	(37,000)	2001	Completed	40

United Development 2000, L.P.	300,000	(89,000)	2000	Completed	27.5

	$2,702,000	$(626,000)

(1)	This Local Limited Partnership has been identified for disposition. See note 6 to audited financial statements.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership				As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$25,000		$973,000	$105,000	$1,165,000	$290,000	$980,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		428,000	120,000	2,021,000	676,000	1,465,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	20,000		3,104,000	129,000	3,895,000	680,000	3,344,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,348,000)	(1)	2,010,000	111,000	2,979,000	1,213,000	1,877,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000		675,000	64,000	1,189,000	244,000	1,009,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		786,000	62,000	1,175,000	318,000	919,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	42,000		3,495,000	-	7,128,000	1,385,000	5,743,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		690,000	49,000	967,000	331,000	685,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	8,000		947,000	-	1,298,000	473,000	825,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
Stroud Housing Associates, L.P.	Stroud, Oklahoma	$891 ,000	$879,000	$46,000	$1,645,000	-	$150,000	$46,000	$1,645,000	$522,000	$1,169,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	798,000	42,000	1,395,000	343,000	1,094,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	397,000	1,383,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	1,005,000	195,000	3,543,000	863,000	2,875,000

		$14,154,000	$14,142,000	$995,000	$33,353,000	$(3,245,000)	$16,416,000	$995,000	$30,108,000	$7,735,000	$23,368,000

(1) Impairment charge recorded as a result of a permanent decline in value.
(2) This Local Limited Partnership has been identified for disposition.  See note 6 to audited financial statements.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$132,000	$(17,000)	2000	Completed	40

ACN Southern Hils Partners II, L.P.	169,000	(49,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	446,000	8,000	2000	Completed	40

Lake Village Apartments, L.P. (1)	99,000	(240,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	158,000	(27,000)	2001	Completed	40

Ozark Properties III	112,000	(14,000)	2001	Completed	40

Pierce Street Partners, L.P.	675,000	(50,000)	2000	Completed	40

Red Oaks Estates, L.P.	157,000	(23,000)	2000	Completed	27.5

School Square, L.P.	175,000	(16,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	45,000	(34,000)	2000	Completed	40

Tahlequah Properties IV	120,000	(3,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	109,000	(39,000)	2001	Completed	40

United Development 2000, L.P.	307,000	(125,000)	2000	Completed	27.5

	$2,704,000	$(629,000)

(1) This Local Limited Partnership has been identified for disposition.  See note 6 to audited financial statements

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

Date:      June 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:      June 27, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:      June 27, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:      June 27, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:      June 27, 2011

67