Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-08-26
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes       X     No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___No      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer___ Accelerated filer___

Non-accelerated filer     X    Smaller reporting company___Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No      X

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2011 and March 31, 2011	4

Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010	5

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2011	6

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2011 and 2010	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$77,419	$160,878
Investments in Local Limited Partnerships, net (Notes 2 and 3)	694,858	1,426,216
Due from affiliates, net (Note 4)	75,394	75,394
Other assets	-	22,964

Total Assets	$847,671	$1,685,452

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$17,175	$2,295
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	211,220	254,330

Total Liabilities	228,395	256,625

Partners’ Equity (Deficit):
General Partner	(17,382)	(16,573)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	636,658	1,445,400

Total Partners’ Equity (Deficit)	619,276	1,428,827

Total Liabilities and Partners’ Equity (Deficit)	$847,671	$1,685,452

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$-	$-

Operating expenses and loss:
Amortization (Note 1)	9,809	9,809
Asset management fees (Note 3)	13,794	14,614
Impairment loss (Note 1)	638,150	853,991
Legal and accounting fees	28,615	416
Write off of other assets	22,964	-
Write off of advances to Local Limited Partnerships	5,500	8,456
Other	15,739	5,391

Total operating expenses and loss	734,571	892,677

Loss from operations	(734,571)	(892,677)

Equity in losses of Local
Limited Partnerships (Note 2)	(49,624)	(75,287)

Loss on sale of Local Limited Partnership	(25,377)	-

Interest income	21	37

Net loss	$(809,551)	$(967,927)

Net loss allocated to:
General Partner	$(809)	$(968)

Limited Partners	$(808,742)	$(966,959)

Net loss per Partnership Unit	$(43)	$(51)

Outstanding weighted Partnership Units	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(16,573)	$1,445,400	$1,428,827

Net loss	(809)	(808,742)	(809,551)

Partners’ equity (deficit) at June 30, 2011	$(17,382)	$636,658	$619,276

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(809,551)	$(967,927)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	9,809	9,809
Impairment loss	638,150	853,991
Equity in losses of Local Limited Partnerships	49,624	75,287
Increase in other assets	(378)	(2,000)
Increase in accrued expenses	14,880	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(43,110)	(45,516)
Write off of other assets	22,964	-
Loss on sale of Local Limited Partnership	25,377	-

Net cash used in operating activities	(92,235)	(76,356)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	33,775	1,499
Net payments made on sale of Local Limited Partnership	(24,999)	-
Advances to Local Limited Partnerships	(5,500)	(8,456)
Write off of advances to Local Limited Partnerships	5,500	8,456

Net cash provided by investing activities	8,776	1,499

Net decrease in cash	(83,459)	(74,857)

Cash, beginning of period	160,878	338,530

Cash, end of period	$77,419	$263,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended June 30, 2011
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

For the Quarterly Period Ended June 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011. As of June 30, 2011, one Local Limited Partnership has been sold and no Local Limited Partnerships have been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
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

During the three months ended June 30, 2011, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”) to an affiliate of the Local General Partner.  As discussed Note 5, this Local Limited Partnership has been experiencing several operational issues including extremely low occupancy.  The Local General Partner had overfunded its contractual obligations as General Partner.  The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership interest.  The Local General Partner countered at $25,000 which the Partnership accepted.  The Local Limited Partnership interest was sold on April 1, 2011.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.   If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2011, nine of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $9,809 for each of the three months ended June 30, 2011 and 2010.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits  allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $344,426 and $853,991, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment.  During the three months ended June 30, 2011 and 2010, impairment loss on intangibles was $293,724 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 12 and 13 Local Limited Partnerships, respectively.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 440 and 476 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011

Investments per balance sheet, beginning of period	$1,426,216	$2,618,751
Impairment loss	(638,150)	(853,991)
Distributions received from Local Limited Partnerships	(33,775)	(19,397)
Equity in losses of Local Limited Partnerships	(49,624)	(279,911)
Amortization of capitalized acquisition fees and costs	(9,809)	(39,236)

Investments per balance sheet, end of period	$694,858	$1,426,216

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011

Investments in Local Limited Partnerships, net	$242,515	$670,340
Acquisition fees and costs, net of accumulated amortization of $0 and $940,624	452,343	755,876
Investments per balance sheet, end of period	$694,858	$1,426,216

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$745,000	$739,000

Expenses:
Interest expense	164,000	191,000
Depreciation and amortization	188,000	234,000
Operating expenses	494,000	470,000
Total expenses	846,000	895,000

Net loss	$(101,000)	$(156,000)
Net loss allocable to the Partnership	$(101,000)	$(156,000)
Net loss recorded by the Partnership	$(50,000)	$(75,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $0 and $563,624 as of June 30, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds.  As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships.  The acquisition costs were fully amortized for all periods presented. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $13,794 and $14,614 were incurred during the three months ended June 30, 2011 and 2010, respectively of which $10,000 and $45,000 was paid during the three months ended June 30, 2011 and 2010, respectively.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $75,597 and $22,938 during the three months ended June 30, 2011 and 2010, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$15,438	$62,343
Asset management fee payable	195,782	191,987

Total	$211,220	$254,330

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30, 2011 and March 31, 2011, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership.   The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership.  The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made. The last payment was received on March 16, 2010 in the amount of $20,002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of June 30, 2011, the Partnership has advanced Lake Village Apartments approximately $296,254, all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt.  In April 2011, IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments.  Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint.  No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2011
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date.  As of December 31, 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,009,895. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount.  The General Partner or an affiliate thereof has agreed to advance $600,000 to the Partnership which will in turn pay the $600,000 to IHDA which will be considered payment in full for outstanding debt owed to the agency.  This will prevent the property from foreclosure and any possible recapture events.

On April 9, 2010, Stroud was inspected by the Oklahoma Housing Finance Agency (“OHFA”) and it was concluded that Stroud had fallen below the minimum set-aside requirements due to the number of down units, vacancies and the overall condition of the property. The set-aside requirement for this property is that 40 percent or more of the building’s aggregate units be occupied by individuals with incomes of 60 percent or less of the area median gross income.  The OHFA requested that all corrections to be made no later than June 7, 2010.   The Local General Partner engaged legal counsel to help rectify this situation.  Stroud’s legal counsel asked for an extension to get all the corrections made.  OHFA granted an extension and is currently receiving bi-weekly progress reports on the issues and the corrections being made.  On December 14, 2010 the Local General Partner received a letter from OHFA stating that all corrections had been made and the final close out letter included copies of the corrected forms from the Internal Revenue Service.

During the three months ended June 30, 2011, the Partnership sold its Local Limited Partnership interest in Stroud to an affiliate of the Local General Partner.  The Local General Partner had overfunded its contractual obligations as General Partner.  The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership interest.  The Local General Partner countered at $25,000 which the Partnership accepted.  The Local Limited Partnership interest was sold on April 1, 2011.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $77,000 in cash, aggregate investments in the twelve Local Limited Partnerships of $695,000 and $75,000 of due from affiliates, net.  Liabilities at June 30, 2011 consisted of $211,000 of accrued fees and expenses payable to the General Partner and affiliates and accrued expenses of $17,000.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.   The Partnership’s net loss for the three months ended June 30, 2011 was $(810,000), reflecting a decrease of $158,000 from the $(968,000) net loss experienced for the three months ended June 30, 2010.  The decrease was largely due to a decrease of $216,000 in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnerships also decreased by $26,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  During the three months ended June 30, 2011, there were $5,000 of advances made to one Local Limited Partnership, which were reserved for in full as of June 30, 2011 compared to $8,000 in advances made and reserved during the three months ended June 30, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the three months ended June 30, 2011, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. Other expenses also increased by $(10,000) during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Accounting and legal expenses increased by $(28,000) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The increase is due to the timing of the accounting and legal work performed.  Lastly, the Partnership recorded a $(25,000) loss on sale of Local Limited Partnership for the three months ended June 30, 2011 compared to no loss or gain on sale of Local Limited Partnership for the three months ended June 30, 2010.  The Partnership sold one Local Limited Partnership due to the fact it was experiencing serious operational issues.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.  The net decrease in cash during the three months ended June 30, 2011 was $(83,000) compared to a net decrease in cash for the three months ended June 30, 2010 of $(75,000).  The Partnership paid $(10,000) in accrued asset management fees during the three months ended June 30, 2011, while $(45,000) was paid during the three months ended June 30, 2010. The increase in cash was also largely due to the $(76,000) reimbursement of operating advances paid to the General Partner or an affiliate during the three months ended June 30, 2011 compared to $(23,000) paid during the three months ended June 30, 2010.  The Partnership also received $34,000 in distributions from Local Limited Partnerships during the three months ended June 30, 2011 compared to $1,000 received during the three months ended June 30, 2010.  These distributions vary depending on when the Local Limited Partnership’s cash flow will allow for the payment.  The Partnership also paid $25,000 to the purchaser of Stroud during the three months ended June 30, 2011.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $43,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership's financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership's financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 4. Controls and Procedures

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

Item 4. Controls and Procedures (continued)

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

                   NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

                   NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

    NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date:     August 26, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:     August 26, 2011