Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2011-11-15
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes _X__No ___

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	4

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	5

Condensed Statement of Partners' Equity (Deficit)
For the Six Months Ended September 30, 2011	6

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risks	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1a. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. (Removed and Reserved)	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash	$10,445	$160,878
Investments in Local Limited Partnerships, net (Note 2 and 3)	652,936	1,426,216
Due from affiliates, net (Note 4)	675,394	75,394
Other assets	-	22,964

Total Assets	$1,338,775	$1,685,452

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$2,295	$2,295
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	780,369	254,330

Total Liabilities	782,664	256,625

Partners’ Equity (Deficit):
General Partner	(17,446)	(16,573)
Limited Partners (25,000 Partnership Units authorized;
18,850 Partnership Units issued and outstanding)	573,557	1,445,400

Total Partners’ Equity (Deficit)	556,111	1,428,827

Total Liabilities and Partners’ Equity (Deficit)	$1,338,775	$1,685,452

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$5,536	$5,536	$1,020	$1,020

Total operating income	5,536	5,536	1,020	1,020

Operating expenses and loss:
Amortization (Note 1)	9,809	19,618	9,809	19,618
Asset management fees (Note 3)	13,794	27,588	14,614	29,228
Impairment loss (Note 1)	-	638,150	-	853,991
Legal and accounting fees	4,029	32,644	26,690	27,106
Write off of other assets	-	22,964	-	-
Write off of advances to Local Limited Partnerships	-	5,500	38,978	47,434
Other	9,847	25,586	6,727	12,118

Total operating expenses and loss	37,479	772,050	96,818	989,495

Loss from operations	(31,943)	(766,514)	(95,798)	(988,475)

Equity in losses of Local Limited Partnerships (Note 2)	(31,225)	(80,849)	(64,681)	(139,968)

Loss on sale of Local Limited Partnership	-	(25,377)	-	-

Interest income	3	24	53	90

Net loss	$(63,165)	$(872,716)	$(160,426)	$(1,128,353)

Net loss allocated to:
General Partner	$(63)	$(873)	$(160)	$(1,128)

Limited Partners	$(63,102)	$(871,843)	$(160,266)	$(1,127,225)

Net loss per Partnership Unit	$(3)	$(46)	$(9)	$(60)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(16,573)	$1,445,400	$1,428,827

Net loss	(873)	(871,843)	(872,716)

Partners’ equity (deficit) at September 30, 2011	$(17,446)	$573,557	$556,111

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

		2011	2010

Cash flows from operating activities:
Net loss		$(872,716)	$(1,128,353)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization		19,618	19,618
Impairment loss		638,150	853,991
Equity in losses of Local Limited Partnerships		80,849	139,968
Increase in other assets		-	(2,000)
Increase in accrued fees and expenses due to
General Partner and affiliates		526,039	2,514
Write off of other assets		22,964	-
Loss on sale of Local Limited Partnership		25,377	-

Net cash used in operating activities		440,281	(114,262)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships		34,663	24,897
Net payment made on sale of Local Limited Partnership		(25,377)	-
Advances to Local Limited Partnerships		(605,500)	(47,434)
Write off of advances to Local Limited Partnerships		5,500	47,434
Net cash provided by investing activities		(590,714)	24,897

Net decrease in cash		(150,433)	(89,365)

Cash, beginning of period		160,878	338,530

Cash, end of period		$10,445	$249,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$		$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended September 30, 2011
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

For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011. As of September 30, 2011, one Local Limited Partnership has been sold and no Local Limited Partnerships have been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
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

On April 1, 2011, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”) to an affiliate of the Local General Partner.  As discussed in Note 5, this Local Limited Partnership had been experiencing several operational issues including extremely low occupancy.  The Local General Partner had overfunded its contractual obligations as General Partner.  The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership interest.  The Local General Partner countered at $25,000 which the Partnership accepted.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, nine of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $19,618 for each of the six months ended September 30, 2011 and 2010.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $344,426 and $853,991, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During the six months ended September 30, 2011 and 2010, impairment loss on intangibles was $293,724 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 12 and 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 440 and 476 apartment units, respectively.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011

Investments per balance sheet, beginning of period	$1,426,216	$2,618,751
Impairment loss	(638,150)	(853,991)
Distributions received from Local Limited Partnerships	(34,663)	(19,397)
Equity in losses of Local Limited Partnerships	(80,849)	(279,911)
Amortization of capitalized acquisition fees and costs	(19,618)	(39,236)
Investments per balance sheet, end of period	$652,936	$1,426,216

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$210,402	$670,340
Acquisition fees and costs, net of accumulated amortization of $9,809 and $940,624	442,534	755,876
Investments per balance sheet, end of period	$652,936	$1,426,216

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,489,000	$1,477,000

Expenses:
Interest expense	328,000	382,000
Depreciation and amortization	376,000	468,000
Operating expenses	988,000	940,000
Total expenses	1,692,000	1,790,000

Net loss	$(203,000)	$(313,000)
Net loss allocable to the Partnership	$(203,000)	$(313,000)
Net loss recorded by the Partnership	$(81,000)	$(140,000)

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $9,809 and $563,624 as of September 30, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

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

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $27,588 and $29,228 were incurred during the six months ended September 30, 2011 and 2010, of which $45,000 was paid during each of the six months ended September 30, 2011 and 2010.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $113,998 and $22,938 during the six months ended September 30, 2011 and 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$5,794	$62,343
Asset management fee payable	174,575	191,987
Payable to WNC	600,000	-

Total	$780,369	$254,330

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

NOTE 4 – DUE FROM AFFILIATES, NET

At June 30, 2011 and March 31, 2011, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002, the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money, received from the Partnership.   The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership.  The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made. The last payment was received on March 16, 2010 in the amount of $20,002.

In April 2006, a Local Limited Partnership, Lake Village Apartments, did not make its regularly scheduled principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA to restructure the debt. IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments. Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint. No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring.  As of December 31, 2010, the current mortgage balance to be paid by Lake Village Apartments is $2,009,895. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has advanced $600,000 to the Partnership which in turn has paid the $600,000 to IHDA. The Local Limited Partnership will repay the $600,000 to the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD).  HCHD is the local housing authority serving Kewanee, Illinois.  HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community.  HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments.  As of the report date, the

Partnership has advanced Lake Village Apartments approximately $896,254 of which $296,254 has been reserved for and written off as bad debt as management has deemed the collectability to be questionable.  These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

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

An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date. As of December 31, 2010, the current mortgage balance to be paid for Lake Village Apartments is $2,009,895. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has advanced $600,000 to the Partnership which in turn has paid the $600,000 to IHDA. This will prevent the property from foreclosure and possible recapture events.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $10,000 in cash, aggregate investments in the twelve Local Limited Partnerships of $653,000, and $675,000 of due from affiliates, net.  Liabilities at September 30, 2011 consisted of $780,000 of accrued fees and expenses payable to the General Partner and its affiliates and $2,000 of accrued expenses.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.  The Partnership’s net loss for the three months ended September 30, 2011 was $(63,000), reflecting a decrease of $97,000 from the $(160,000) net loss experienced for the three months ended September 30, 2010.  The change was partially due to a decrease of $34,000 in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnership can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was no advance made to Local Limited Partnership during the three months ended September 30, 2011,  compared to $39,000 in advances made and reserved during the three months ended September 30, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees decreased by $23,000 due to the timing of the accounting work performed. Other expenses increased by $(3,000) during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Additionally, reporting fees increased by $5,000 during the three months ended September 30, 2011.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.  The Partnership’s net loss for the six months ended September 30, 2011 was $(873,000), reflecting a decrease of approximately $255,000 from the $(1,128,000) net loss experienced for the six months ended September 30, 2010. The change was largely due to a decrease of $216,000 in impairment loss. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $59,000, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. During the six months ended September 30, 2011, there were $5,000 of advances made to one Local Limited Partnership, which were reserved for in full as of September 30, 2011 compared to $47,000 in advances made and reserved during the six months ended September 30, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the six months ended September 30, 2011, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. Legal and accounting fees increased by $(6,000) due to the timing of the accounting work performed. Other expenses also increased by $(13,000) during the six months ended September 30, 2011 compared to the six months ended September 30, 2010. Asset management fees decreased by $2,000 during the six months ended September 30, 2011.  Additionally, the Partnership recorded a $(25,000) loss on sale of Local Limited Partnership for the six months ended September 30, 2011 compared to no loss or gain on sale of Local Limited Partnership for the six months ended September 30, 2010.  The Partnership sold one Local Limited Partnership due to the fact it was experiencing serious operational issues.  Lastly, reporting fees increased by $5,000 during the six months ended September 30, 2011.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010. The net decrease in cash during the six months ended September 30, 2011 was $(150,000) compared to a net decrease in cash for the six months ended September 30, 2010 of $(89,000). The change was partially due to the fact that during the six months ended September 30, 2011 there was a $(114,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to only $(23,000) paid during the six months ended September 30, 2010.  Additionally, the Partnership also paid $25,000 to the purchaser of Stroud during the six months ended September 30, 2011. The Partnership also received $34,000 in distributions from Local Limited Partnerships during the six months ended September 30, 2011 compared to $25,000 received during the six months ended September 30, 2010.  These distributions vary depending on when the Local Limited Partnership’s cash flow will allow for the payment.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $526,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: November 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2011