Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2012-02-13
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]   No [_]

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2011 and March 31, 2011	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2011 and 2010	4

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2011	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2011 and 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash	$12,446	$160,878
Investments in Local Limited Partnerships, net (Notes 2 and 3)	614,883	1,426,216
Due from affiliates, net (Note 4)	675,394	75,394
Other assets	-	22,964

Total Assets	$1,302,723	$1,685,452

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$2,295	$2,295
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	800,726	254,330

Total Liabilities	803,021	256,625

Partners’ Equity (Deficit):
General Partner	(17,502)	(16,573)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	517,204	1,445,400

Total Partners’ Equity (Deficit)	499,702	1,428,827

Total Liabilities and Partners’ Equity (Deficit)	$1,302,723	$1,685,452

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$2,000	$7,536	$-	$1,020

Total operating income	2,000	7,536	-	1,020

Operating expenses and loss:
Amortization (Note 1)	6,827	26,445	9,809	29,427
Asset management fees (Note 3)	13,794	41,382	14,614	43,842
Impairment loss (Note 1)	-	638,150	-	853,991
Legal and accounting fees	1,596	34,240	44,123	71,229
Write off of other assets	-	22,964	-	-
Write off of advances to Local Limited Partnerships	-	5,500	27,816	75,250
Other	4,967	30,553	3,164	15,282

Total operating expenses and loss	27,184	799,234	99,526	1,089,021

Loss from operations	(25,184)	(791,698)	(99,526)	(1,088,001)

Equity in losses of Local Limited Partnerships (Note 2)	(31,225)	(112,074)	(56,902)	(196,870)

Loss on sale of Local Limited Partnership	-	(25,377)	-	-

Interest income	-	24	23	113

Net loss	$(56,409)	$(929,125)	$(156,405)	$(1,284,758)

Net loss allocated to:
General Partner	$(56)	$(929)	$(157)	$(1,285)

Limited Partners	$(56,353)	$(928,196)	$(156,248)	$(1,283,473)

Net loss per Partnership Unit	$(3)	$(49)	$(8)	$(68)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(16,573)	$1,445,400	$1,428,827

Net loss	(929)	(928,196)	(929,125)

Partners’ equity (deficit) at December 31, 2011	$(17,502)	$517,204	$499,702

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:	$(929,125)	$(1,284,758)
Net loss
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	26,445	29,427
Impairment loss	638,150	853,991
Equity in losses of Local Limited Partnerships	112,074	196,870
Increase in other assets	-	(2,000)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(53,604)	26,869
Write off of other assets	22,964	-
Loss on sale of Local Limited Partnership	25,377	-

Net cash used in operating activities	(157,719)	(179,601)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	34,664	26,897
Net payment made on sale of Local Limited Partnership	(25,377)	-
Advances to Local Limited Partnerships	(605,500)	(75,250)
Write off of advances to Local Limited Partnerships	5,500	75,250

Net cash provided by (used in) investing activities	(590,713)	26,897

Cash flows from financing activities:
Advances received from General Partner and affiliates	600,000	-

Net cash provided by financing activities	600,000	-

Net decrease in cash	(148,432)	(152,704)

Cash, beginning of period	160,878	338,530

Cash, end of period	$12,446	$185,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011. As of December 31, 2011, one Local Limited Partnership has been sold and no Local Limited Partnerships have been identified for disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, nine of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense was $26,445 and $29,427 for the nine months ended December 31, 2011 and 2010, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $344,426 and $853,991, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During the nine months ended December 31, 2011 and 2010, impairment loss on intangibles was $293,724 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 12 and 13 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 440 and 476 apartment units, respectively.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011

Investments per balance sheet, beginning of period	$1,426,216	$2,618,751
Impairment loss	(638,150)	(853,991)
Distributions received from Local Limited Partnerships	(34,664)	(19,397)
Equity in losses of Local Limited Partnerships	(112,074)	(279,911)
Amortization of capitalized acquisition fees and costs	(26,445)	(39,236)

Investments per balance sheet, end of period	$614,883	$1,426,216

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$179,176	$670,340
Acquisition fees and costs, net of accumulated amortization of $16,636 and $940,624	435,707	755,876
Investments per balance sheet, end of period	$614,883	$1,426,216

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$2,234,000	$2,216,000

Expenses:
Interest expense	492,000	573,000
Depreciation and amortization	565,000	702,000
Operating expenses	1,482,000	1,411,000
Total expenses	2,539,000	2,686,000

Net loss	$(305,000)	$(470,000)
Net loss allocable to the Partnership	$(305,000)	$(469,000)
Net loss recorded by the Partnership	$(112,000)	$(197,000)

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $16,636 and $563,624 as of December 31, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

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

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $41,382 and $43,842 were incurred during the nine months ended December 31, 2011 and 2010, of which $45,000 was paid during each of the nine months ended December 31, 2011 and 2010.

(d)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $113,998 and $60,484 during the nine months ended December 31, 2011 and 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$12,356	$62,343
Asset management fee payable	188,370	191,987
Payable to WNC (see note 5)	600,000	-

Total	$800,726	$254,330

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

NOTE 4 – DUE FROM AFFILIATES, NET

At December 31, 2011 and March 31, 2011, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002, the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money, received from the Partnership.   The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership.  The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made. The last payment was received on March 16, 2010 in the amount of $20,002.

In April 2006, a Local Limited Partnership, Lake Village Apartments, did not make its regularly scheduled principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA to restructure the debt. IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments. Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint. No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring.  As of December 31, 2010, the current mortgage balance to be paid by Lake Village Apartments is $2,009,895. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has advanced $600,000 to the Partnership which in turn has paid the $600,000 to IHDA. The Local Limited Partnership plans to refinance by June 2012, and repay the $600,000 to the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

During the nine months ended December 31, 2011, the Partnership sold its Local Limited Partnership interest in Stroud to an affiliate of the Local General Partner.  The Local General Partner had overfunded its contractual obligations as General Partner.  The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership interest.  The Local General Partner countered at $25,000 which the Partnership accepted.  The Local Limited Partnership interest was sold on April 1, 2011.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $12,000 in cash, aggregate investments in the twelve Local Limited Partnerships of $615,000, and $675,000 of due from affiliates, net.  Liabilities at December 31, 2011 consisted of $801,000 of accrued fees and expenses payable to the General Partner and its affiliates and $2,000 of accrued expenses.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.  The Partnership’s net loss for the three months ended December 31, 2011 was $(56,000), reflecting a decrease of $100,000 from the $(156,000) net loss experienced for the three months ended December 31, 2010.  The change was partially due to a decrease of $26,000 in equity in losses of Local Limited Partnerships for the three months ended December 31, 2011. Equity in losses of Local Limited Partnership can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. During the three months ended December 31, 2010, $28,000 was advanced to a Local Limited Partnership and reserved for fully compared to no such advances made and reserved for during the three months ended December 31, 2011.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees decreased by $43,000 for the three months ended December 31, 2011 due to the timing of the accounting work performed. Asset management fees decreased by $1,000 during the three months ended December 31, 2011 due to the sale of one Local Limited Partnership during the prior period. Amortization decreased by $3,000 for the three months ended December 31, 2011 due to the impairment of intangible assets during the period ended June 30, 2011. Additionally, reporting fees increased by $2,000 during the three months ended December 31, 2011.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010.  The Partnership’s net loss for the nine months ended December 31, 2011 was $(929,000), reflecting a decrease of approximately $356,000 from the $(1,285,000) net loss experienced for the nine months ended December 31, 2010. The change was largely due to a decrease of $216,000 in impairment loss for the nine months ended December 31, 2011. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $85,000 for the nine months ended December 31, 2011. Equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. During the nine months ended December 31, 2011, $5,000 was advanced to one Local Limited Partnership and reserved for fully as of December 31, 2011 compared to $75,000 advanced and reserved for during the nine months ended December 31, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the nine months ended December 31, 2011, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. Legal and accounting fees decreased by $37,000 for the nine months ended December 31, 2011 due to the timing of the accounting work performed. Asset management fees decreased by $3,000 during the nine months ended December 31, 2011 due to the sale of one Local Limited Partnership. Amortization decreased by $3,000 due to the impairment of intangible assets during the nine months ended December 31, 2011.   Additionally, the Partnership recorded a $(25,000) loss on sale of Local Limited Partnership during the nine months ended December 31, 2011 compared to no loss or gain on sale of Local Limited Partnership for the nine months ended December 31, 2010.  The Partnership sold one Local Limited Partnership due to the fact it was experiencing serious operational issues.  Lastly, reporting fees increased by $6,000 during the nine months ended December 31, 2011.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010. The net decrease in cash during the nine months ended December 31, 2011 was $(148,000) compared to a net decrease in cash for the nine months ended December 31, 2010 of $(153,000). The change was partially due to the fact that during the nine months ended December 31, 2011 there was a $(114,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to $(60,000) paid during the nine months ended December 31, 2010.  The Partnership also paid $25,000 to the purchaser of Stroud during the nine months ended December 31, 2011. Additionally, the Partnership made advances of $(75,000) during the nine months ended December 31, 2010 to a Local Limited Partnership that was experiencing operational issues compared to $605,000 advanced during the nine months ended December 31, 2011. The General Partner or an affiliate had advanced $600,000 to the Partnership which in turn advanced it to a Local Limited Partnership’s mortgage holder as part of a debt restructuring. The Partnership also received $42,000 in distributions and reporting fees from Local Limited Partnerships during the nine months ended December 31, 2011 compared to $28,000 received during the nine months ended December 31, 2010.  Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $546,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4.  Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the periods covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)          Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

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

Date: February 10, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 10, 2012