Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2012-11-05
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

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

NONE

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

INDEX TO FORM 10-K

TABLE OF CONTENTS

For the fiscal year ended March 31, 2012

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

The Partnership originally invested in thirteen Local Limited Partnerships, one Local Limited Partnership has been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the twelve Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

On April 1, 2011, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”) to an affiliate of the Local General Partner. Stroud had been experiencing several operational issues including extremely low occupancy. The Local General Partner had overfunded its contractual obligations as General Partner. The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership Interest. The Local General Partner countered at $25,000 which the Partnership accepted.

The Local Limited Partnership will complete its 15-year Compliance Period in 2015; therefore there is a risk of tax credit recapture. The last year in which Low Income Housing Tax Credits will be generated by this Local Limited Partnership was 2011. The maximum exposure of recapture along with the interest and penalties related to the recapture is $408,914, which equates to $21.69 per Partnership Unit. The executed Purchase Agreement states that Stroud must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

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

For each of the years ended March 31, 2012, 2011 and 2010, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $638,150, $853,991, and $863,041, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $10,000, $13,000, and $36,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $55,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$360,000	$360,000	18	$470,000	$957,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,668,000	483,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	1,288,000	3,142,000

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	3,834,000	3,834,000	50	5,139,000	-

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	676,000	667,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	758,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,493,000	3,574,000

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	665,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	401,000	927,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	490,000	771,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,355,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	955,000

			$13,263,000	$13,263,000	440	$16,986,000	14,254,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$138,000	$(23,000)	99.98%

ACN Southern Hills Partners II, L.P.	171,000	(55,000)	99.98%

Hickory Lane Partners, L.P.	476,000	(86,000)	99.98%

Lake Village Apartments, L.P.	132,000	1,396,000	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	163,000	(36,000)	99.98%

Ozark Properties III	126,000	(18,000)	99.98%

Pierce Street Partners, L.P.	791,000	(113,000)	99.98%

Red Oaks Estates, L.P.	171,000	(7,000)	99.98%

School Square, L.P.	129,000	(41,000)	99.98%

Tahlequah Properties IV	126,000	(40,000)	99.98%

Timberwolf Townhomes, L.P.	105,000	(26,000)	99.98%

United Development L.P., 2000	259,000	(124,000)	99.98%

	$2,787,000	827,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	93%	97%	100%	97%	97%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	95%	100%	100%	95%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	66%	66%	48%	54%	40%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	88%	100%	100%	100%	91%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	96%	92%	96%	92%	96%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	98%	99%	95%	100%	100%

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	100%	100%	96%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	100%	100%	88%	100%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	N/A	83%	8%	33%	58%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	96%	100%	96%	100%	88%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	85%	95%	95%	85%	90%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	59%	96%	92%	69%	96%

	Weighted Average		94%	93%	85%	85%	89%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2012, there were 962 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2012, 2011 and 2010, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008
ASSETS
Cash	$26,139	$160,878	$338,530	$323,243	$450,623
Investments in Local Limited Partnerships, net	472,226	1,426,216	2,618,751	3,856,934	5,504,128
Due from affiliates, net	75,394	75,394	75,394	78,807	78,807
Other assets	-	22,964	4,800	-	-

Total Assets	$573,759	$1,685,452	$3,037,475	$4,258,984	$6,033,558

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$12,081	$12,081
Accrued expenses	-	2,295	2,295	5,500	15,265
Accrued fees and expenses due to General Partner and affiliates	379,294	254,330	199,163	143,417	133,434

Total Liabilities	379,294	256,625	201,458	160,998	160,780

PARTNERS' EQUITY	194,465	1,428,827	2,836,017	4,097,986	5,872,778

Total Liabilities and Partners’ Equity	$573,759	$1,685,452	$3,037,475	$4,258,984	$6,033,558

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Loss from operations (Note 1)	$(970,621)	$(1,127,444)	$(971,578)	$(1,389,737)	$(807,199)
Equity in losses of Local Limited Partnerships	(247,905)	(279,911)	(311,581)	(389,225)	(187,209)
Loss on sale of Local Limited Partnership	(25,377)	-	-	-	-
Interest income	9,541	165	21,190	4,170	11,070
Net loss	$(1,234,362)	$(1,407,190)	$(1,261,969)	$(1,774,792)	$(983,338)

Net loss allocated to:
General Partner	$(1,234)	$(1,407)	$(1,262)	$(1,775)	$(983)
Limited Partners	$(1,233,128)	$(1,405,783)	$(1,260,707)	$(1,773,017)	$(982,355)
Net loss per Partnership Unit	$(65.42)	$(74.58)	$(66.88)	$(94.06)	$(52.11)
Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes a charge for impairment losses on investments in Local Limited Partnerships of $638,150, $853,991, $863,041, $1,208,418, and $700,971, respectively.

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash provided by (used in):
Operating activities	$(278,869)	$(197,049)	$3,043	$(137,695)	$(30,902)
Investing activities	9,286	19,397	12,244	10,315	1,062
Financing activities	134,844	-	-	-	-
Net change in cash	(134,739)	(177,652)	15,287	(127,380)	(29,840)

Cash, beginning of period	160,878	338,530	323,243	450,623	480,463

Cash, end of period	$26,139	$160,878	$338,530	$323,243	$450,623

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$61	$91	$95	$95	$95

State	-	-	-	-	-

Total	$61	$91	$95	$95	$95

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2012 consisted of $26,000 in cash, aggregate investments in thirteen Local Limited Partnerships of $472,000 (see “Method of Accounting for Investments in Local Limited Partnerships”), and $75,000 of due from affiliates, net. Liabilities at March 31, 2012 consisted of $379,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(1,234,000), reflecting a decrease of $173,000 from the net loss of $(1,407,000) experienced for the year ended March 31, 2011. The change was largely due to a decrease of $216,000 in impairment loss for the year ended March 31, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $32,000 for the year ended March 31, 2012. Equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. During the year ended March 31, 2012, $140,000 was advanced to one Local Limited Partnership and reserved for fully compared to $75,000 advanced and reserved for during the year ended March 31, 2011. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the year ended March 31, 2012, other assets were written off in the amount of $(23,000). Legal and accounting fees decreased by $33,550 for the year ended March 31, 2012 due to the timing of the accounting work performed. Asset management fees decreased by $3,000 during the year ended March 31, 2012 due to the sale of one Local Limited Partnership. Amortization decreased by $6,000 due to the impairment of intangible assets during the year ended March 31, 2012. Additionally, the Partnership recorded a $(25,000) loss on sale of Local Limited Partnership during the year ended March 31, 2012 compared to no loss or gain on sale of Local Limited Partnership for during the year ended March 31, 2011. The Partnership sold one Local Limited Partnership due to the fact it was experiencing serious operational issues. Lastly, reporting fees increased by $3,000 for the year ended March 31, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011. The net decrease in cash during the year ended March 31, 2012 was $(135,000) compared to a net decrease in cash for the year ended March 31, 2011 of $(178,000). The change was partially due to the fact that during the year ended March 31, 2012 there was a $(114,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to $(75,000) paid during the year ended March 31, 2011. The Partnership also paid $25,000 to the purchaser of a Local Limited Partnership during the year ended March 31, 2012. No such payments were made during the year ended March 31, 2011. Additionally, the Partnership made advances of $(140,000) during the year ended March 31, 2012 to a Local Limited Partnership that was experiencing operational issues compared to $(75,000) advanced during the year ended March 31, 2011. The General Partner or an affiliate had advanced $135,000 to the Partnership which in turn advanced it to a Local Limited Partnership’s mortgage holder as part of a debt restructuring. The Partnership also received $46,000 in distributions and reporting fees from Local Limited Partnerships during the year ended March 31, 2012 compared to $28,000 received during the year ended March 31, 2011. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. The Partnership also received $10,000 as payment for interest from one Local Limited Partnership during the year ended March 31, 2012 compared to no such receipts during the year ended March 31, 2011.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $123,000, $55,000, and $56,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments. As of the report date, the Partnership has advanced Lake Village Apartments $431,098, all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

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

An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date. As of December 31, 2010, the current mortgage balance to be paid for Lake Village Apartments was $2,009,895. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has paid the $600,000 to IHDA. This will prevent the property from foreclosure and possible recapture events.

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

On April 1, 2011, the Partnership sold its Local Limited Partnership Interest in Stroud to an affiliate of the Local General Partner. The Local General Partner had overfunded its contractual obligations as General Partner. The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership interest. The Local General Partner countered at $25,000 which the Partnership accepted.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees (1)	$299,626	$55,176	$55,176	$55,176	$55,176	$2,372,568	$2,892,898
Total contractual cash obligations	$299,626	$55,176	$55,176	$55,176	$55,176	$2,372,568	$2,892,898

(1)	Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (a California Limited Partnership) (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0 and $0 of the total Partnership assets as of March 31, 2012 and 2011, respectively, and $0, $0 and $(105,302) of the total Partnership loss for the years ended March 31, 2012, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Bethesda, Maryland
November 05, 2012

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

UNITED DEVELOPMENT CO., L.P.-2000

We have audited the accompanying balance sheet of UNITED DEVELOPMENT CO., L.P.-2000, as of December 31, 2009 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED DEVELOPMENT CO., L.P.-2000 as of December 31, 2009 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
September 3, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2012	2011

ASSETS

Cash	$26,139	$160,878
Investments in Local Limited Partnerships, net (Notes 2 and 3)	472,226	1,426,216
Due from affiliates, net (Note 5)	75,394	75,394
Other assets	-	22,964

Total Assets	$573,759	$1,685,452

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$2,295
Accrued fees and expenses due to General Partner and affiliates (Note 3)	379,294	254,330

Total Liabilities	379,294	256,625

Partners’ Equity (Deficit):
General Partner	(17,807)	(16,573)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	212,272	1,445,400

Total Partners’ Equity (Deficit)	194,465	1,428,827

Total Liabilities and Partners’ Equity (Deficit)	$573,759	$1,685,452

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$11,713	$8,520	$20,056
Distribution income	-	-	1,029
Other income	-	-	102

Total income	11,713	8,520	21,187

Operating expenses and loss:
Amortization	33,272	39,236	39,236
Asset management fees (Note 3)	55,176	58,456	58,456
Impairment loss (Note 2)	638,150	853,991	863,041
Legal and accounting	55,894	89,444	7,362
Write off of other assets	22,964	-	-
Write off of advances to Local Limited Partnerships (Note 6)	140,344	75,250	15,000
Other	36,534	19,587	9,670

Total operating expenses and loss	982,334	1,135,964	992,765

Loss from operations	(970,621)	(1,127,444)	(971,578)

Equity in losses of Local Limited Partnerships (Note 2)	(247,905)	(279,911)	(311,581)

Loss on sale of Local Limited Partnership	(25,377)	-	-

Interest income	9,541	165	21,190

Net loss	$(1,234,362)	$(1,407,190)	$(1,261,969)

Net loss allocated to:
General Partner	$(1,234)	$(1,407)	$(1,262)

Limited Partners	$(1,233,128)	$(1,405,783)	$(1,260,707)

Net loss per Partnership Unit	$(65.42)	$(74.58)	$(66.88)

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(13,904)	$4,111,890	$4,097,986

Net loss	(1,262)	(1,260,707)	(1,261,969)

Partners’ equity (deficit) at March 31, 2010	(15,166)	2,851,183	2,836,017

Net loss	(1,407)	(1,405,783)	(1,407,190)

Partners’ equity (deficit) at March 31, 2011	(16,573)	1,445,400	1,428,827

Net loss	(1,234)	(1,233,128)	(1,234,362)

Partners’ equity (deficit) at March 31, 2012	$(17,807)	$212,272	$194,465

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(1,234,362)	$(1,407,190)	$(1,261,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	33,272	39,236	39,236
Impairment loss	638,150	853,991	863,041
Equity in losses of Local Limited Partnerships	247,905	279,911	311,581
(Increase) decrease in other assets	-	(18,164)	(4,800)
Decrease in due from affiliates	-	-	3,413
Decrease in accrued expenses	(2,295)	-	(3,205)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(9,880)	55,167	55,746
Write off of other assets	22,964	-	-
Loss on sale of Local Limited Partnership	25,377	-	-

Net cash provided by (used in) operating activities	(278,869)	(197,049)	3,043

Cash flows from investing activities:
Distributions from Local Limited Partnerships	34,663	19,397	12,244
Advances to Local Limited Partnerships	(140,344)	(75,250)	(15,000)
Write off of advances to Local Limited Partnerships	140,344	75,250	15,000
Net payment made on sale of Local Limited Partnership	(25,377)	-	-

Net cash provided by (used in) investing activities	9,286	19,397	12,244

Cash flows from financing activities:
Advances received from General Partner and affiliates	134,844	-	-

Net cash provided by financing activities	134,844	-	-

Net increase (decrease) in cash	(134,739)	(177,652)	15,287

Cash, beginning of period	160,878	338,530	323,243

Cash, end of period	$26,139	$160,878	$338,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership has decreased its investments in Local Limited Partnerships and decreased its payables to Local Limited Partnerships due to negative tax credit adjuster	$-	$-	$12,081

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, a California Limited Partnership (the “Partnership”) was formed on June 16, 1997 under the laws of the State of California, and commenced operations on September 3, 1999. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future.

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

On April 1, 2011, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”) to an affiliate of the Local General Partner. Stroud had been experiencing several operational issues including extremely low occupancy. The Local General Partner had overfunded its contractual obligations as General Partner. The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership Interest. The Local General Partner countered at $25,000 which the Partnership accepted.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years (See Notes 2 and 3).

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had no cash equivalents.

Concentration of Credit Risk

At March 31, 2012, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for each of the years ended March 31, 2012, 2011, and 2010 was $33,272, $39,236, and $39,236, respectively. Future estimated annual amortization expense for each of the years through March 31, 2017 is $27,308.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2012, 2011 and 2010 impairment loss related to investments in Local Limited Partnerships was $344,426, $853,991, and $863,041, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2012, 2011 and 2010, impairment loss of $293,724, $0, and $0, was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 12 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 440 and 476 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $3,715,000 and $2,007,000 respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2012, 2011 and 2010 impairment loss related to investments in Local Limited Partnerships was $344,426, $853,991, and $863,041, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2012, 2011 and 2010, impairment loss of $293,724, $0, and $0 were recorded on the related intangibles.

At March 31, 2012 and 2011, the investment accounts for ten and seven of the Local Limited Partnerships, respectively, have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of (income) losses for the years ended March 31, 2012, 2011 and 2010, amounting to $(1,075,180), $347,628, and $271,477, respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to approximately $915,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,
	2012	2011	2010

Investments per balance sheet, beginning of period	$1,426,216	$2,618,751	$3,856,934
Tax credit adjustment	-	-	(12,081)
Impairment loss	(638,150)	(853,991)	(863,041)
Distributions received from Local Limited Partnerships	(34,663)	(19,397)	(12,244)
Equity in losses of Local Limited Partnerships	(247,905)	(279,911)	(311,581)
Amortization of paid acquisition fees and costs	(33,272)	(39,236)	(39,236)

Investments per balance sheet, end of period	$472,226	$1,426,216	$2,618,751

	For the Years Ended March 31,
	2012	2011	2010

Investments in Local Limited Partnerships, net	$43,346	$670,340	$1,823,639
Acquisition fees and costs, net of accumulated amortization of $23,463, $940,624, and $901,388	428,880	755,876	795,112
Investments per balance sheet, end of period	$472,226	$1,426,216	$2,618,751

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2011, and 2010 of $9,805,000, and $9,451,000, respectively)	$18,781,000	$20,817,000
Land	1,031,000	995,000
Other assets	2,635,000	2,291,000

Total assets	$22,447,000	$24,103,000

LIABILITIES

Mortgage loans payable	$14,254,000	$16,017,000
Due to related parties	1,240,000	1,718,000
Other liabilities	564,000	1,294,000

Total liabilities	16,058,000	19,029,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	4,187,000	3,433,000
Other partners	2,202,000	1,641,000

Total partners’ equity	6,389,000	5,074,000

Total liabilities and partners’ equity	$22,447,000	$24,103,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$5,006,000	$3,003,000	$2,954,000

Expenses:
Operating expenses	2,449,000	2,145,000	1,881,000
Interest expense	777,000	685,000	764,000
Depreciation and amortization	953,000	801,000	935,000

Total expenses	4,179,000	3,631,000	3,580,000

Net operating income (loss)	$827,000	$(628,000)	$(626,000)

Net income (loss) allocable to the Partnership	$827,000	$(628,000)	$(585,000)

Net loss recorded by the Partnership	$(248,000)	$(280,000)	$(312,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $23,463, and $563,624, as of March 31, 2012 and 2011, respectively. Impairment of the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. ”Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $55,176, $58,456 and $58,456 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $45,000, $45,000 and $22,500 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $113,998, $85,484, and $5,081 during the years ended March 31, 2012, 2011 and 2010, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

During the year ended March 31, 2012, 2011 and 2010, the Partnership had received cash advances from the General Partner or affiliates totaling $134,844, $0, and $0, respectively, which were in turn advanced to Lake Village Apartments to aid the property with its operational issues.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$42,286	$62,343
Asset management fee payable	202,164	191,987
Payable to General Partner or an affiliate	134,844	-

Total	$379,294	$254,330

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2012
Income	$-	$5,000	$2,000	$5,000

Operating expenses	(735,000)	(37,000)	(27,000)	(184,000)

Loss from operations	(735,000)	(32,000)	(25,000)	(179,000)

Equity in losses of Local Limited Partnerships	(50,000)	(31,000)	(31,000)	(136,000)

Loss on sale of Local Limited Partnerships	(25,000)	-	-	-

Interest income	-	-	-	10,000

Net loss	(810,000)	(63,000)	(56,000)	(305,000)

Net loss available to Limited Partners	(809,000)	(63,000)	(56,000)	(305,000)

Net loss per Partnership Unit	(43)	(3)	(3)	(16)

	June 30	September 30	December 31	March 31

2011
Income	$-	$1,000	$-	$8,000

Operating expenses	(893,000)	(97,000)	(99,000)	(47,000)

Loss from operations	(893,000)	(96,000)	(99,000)	(39,000)

Equity in losses of Local Limited Partnerships	(75,000)	(64,000)	(57,000)	(84,000)

Net loss	(968,000)	(160,000)	(156,000)	(123,000)

Net loss available to Limited Partners	(967,000)	(160,000)	(156,000)	(123,000)

Net loss per Partnership Unit	(51)	(9)	(8)	(7)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2012 and 2011, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,002 were received on March 16, 2012 and 2010, respectively.

At March 31, 2012 and 2001, advances due from one Local Limited Partnership were $431,098 and $290,754 due from Lake Village Apartments in which the Partnership owns a 99.98% interest. In April 2006, Lake Village Apartments, did not make its regularly scheduled principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA to restructure the debt. IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments. Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint. No further action by IHDA had been taken in the lawsuit. Notwithstanding, IHDA continued to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has paid the $600,000 to IHDA. The Local Limited Partnership is working towards a refinance which will most likely occur in 2013 at which time the affiliate of the General Partner will be repaid. All advances made to Lake Village Apartments were reserved for in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments. As of the report date, the Partnership has advanced Lake Village Apartments approximately $431,098 all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

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

An appraisal received in April 2008 indicated a current market value of $480,000. The Partnership has not had another appraisal prepared since that date. As of December 31, 2010, the current mortgage balance to be paid for Lake Village Apartments was $2,009,895. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has paid the $600,000 to IHDA. This will prevent the property from foreclosure and possible recapture events.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continud

On April 1, 2011, the Partnership sold its Local Limited Partnership Interest in Stroud to an affiliate of the Local General Partner. The Local General Partner had overfunded its contractual obligations as General Partner. The Partnership offered to pay $5,000 if the Local General Partner would purchase its Local Limited Partnership interest. The Local General Partner countered at $25,000 which the Partnership accepted.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers and Corporate Governance

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $55,176, $58,456, and $58,456 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $45,000, $45,000, and $22,500, was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships or (iii) disposition services in connection with the sale of any Housing Complex owned by a Local Limited Partnership, for which a subordinated disposition fee may be payable. The Partnership had completed its investment stage, so no compensation for the services in (i) was paid during the periods covered by this report and none will be paid in the future. None of the compensation described in (ii) or (iii) above was paid or payable for such services during the periods covered by this report.

(b)	Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $93,941, $127,196, and $25,037, during the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $113,998, $85,484, and $5,081 during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The Agreement provides that no such reimbursement shall be permitted for services for which the General Partner or any of its affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of the General Partner or any affiliate of the General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for the General Partner or any affiliate of the General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in the General Partner or any affiliate of the General Partner or a person having the power to direct or cause the direction of the General Partner or any affiliate of the General Partner, whether through the ownership of voting securities, by contract or otherwise.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,156, $1,707, and $1,798, for the General Partner for the years ended December 31, 2012, 2011, and 2010, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$26,215	$78,355
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$29,250	$81,390

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2012 and 2011
Statements of Operations for the years ended March 31, 2012, 2011 and 2010
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010
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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012			Initial Cost to Partnership					As of December 31, 2011
		Total				Cost		Mortgage
		Investment				Capitalized		Balances of
		in Local	Amount of			Subsequent		Local
Local Limited		Limited	Investment		Building &	to		Limited		Building &	Accumulated	Net Book
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Acquisition		Partnerships	Land	Improvements	Depreciation	Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$27,000		$963,000	$105,000	$1,170,000	$381,000	$894,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		415,000	120,000	2,021,000	883,000	1,258,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	54,000		2,977,000	129,000	3,942,000	985,000	3,086,000

Lake Village Apartments, L.P.	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,331,000)	(1)	2,010,000	111,000	2,978,000	1,537,000	1,552,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	8,000		670,000	64,000	1,197,000	335,000	926,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		768,000	62,000	1,175,000	422,000	815,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	145,000		3,364,000	-	7,253,000	1,963,000	5,290,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		674,000	49,000	967,000	438,000	578,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000		936,000	82,000	1,237,000	618,000	701,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012			Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	771,000	42,000	1,396,000	467,000	971,000
Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	-	1,355,000	72,000	1,707,000	531,000	1,248,000
United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	-	955,000	195,000	3,543,000	1,245,000	2,493,000
		$13,263,000	$13,263,000	$949,000	$31,708,000	$(3,040,000)	$14,254,000	$1,031,000	$28,586,000	$9,805,000	$19,812,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$138,000	$(23,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	171,000	(55,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	476,000	(86,000)	2000	Completed	40

Lake Village Apartments, L.P.	132,000	1,396,000	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	163,000	(36,000)	2001	Completed	40

Ozark Properties III	126,000	(18,000)	2001	Completed	40

Pierce Street Partners, L.P.	791,000	(113,000)	2000	Completed	40

Red Oaks Estates, L.P.	171,000	(7,000)	2000	Completed	27.5

School Square, L.P.	129,000	(41,000)	2000	Completed	27.5

Tahlequah Properties IV	126,000	(40,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	105,000	(26,000)	2001	Completed	40

United Development 2000, L.P.	259,000	(124,000)	2000	Completed	27.5

	$2,787,000	$827,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

				Initial Cost to
		As of March 31, 2011		Partnership				As of December 31, 2010
		Total				Cost		Mortgage
		Investment	Amount of			Capitalized		Balances of
		in Local	Investments			Subsequent		Local
Local Limited		Limited	Paid to		Building &	to		Limited		Building &	Accumulated	Net Book
Partnership Name	Location	Partnership	Date	Land	Improvements	Acquisition		Partnerships	Land	Improvements	Depreciation	Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$27,000		$963,000	$105,000	$1,167,000	$351,000	$921,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		415,000	120,000	2,021,000	814,000	1,327,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	54,000		2,977,000	129,000	3,929,000	881,000	3,177,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,331,000	) (1)	2,010,000	111,000	2,996,000	1,321,000	1,786,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	8,000		670,000	64,000	1,188,000	305,000	947,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		768,000	62,000	1,175,000	387,000	850,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	145,000		3,364,000	-	7,231,000	1,768,000	5,463,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		674,000	49,000	967,000	402,000	614,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000		936,000	-	1,301,000	570,000	731,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P. (3)	Stroud, Oklahoma	879,000	879,000	46,000	1,645,000	-	150,000	46,000	1,645,000	619,000	1,072,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	780,000	42,000	1,396,000	426,000	1,012,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	486,000	1,294,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	-	955,000	195,000	3,544,000	1,121,000	2,618,000

		$14,142,000	$14,142,000	$995,000	$33,353,000	$(3,085,000	$16,017,000	$995,000	$30,268,000	$9,451,000	$21,812,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010			Initial Cost to Partnership					As of December 31, 2009
		Total				Cost		Mortgage
		Investment	Amount of			Capitalized		Balances of
		in Local	Investment			Subsequent		Local
Local Limited		Limited	Paid to		Building &	to		Limited		Building &	Accumulated	Net Book
Partnership Name	Location	Partnership	Date	Land	Improvements	Acquisition		Partnerships	Land	Improvements	Depreciation	Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$25,000		$968,000	$105,000	$1,165,000	$320,000	$950,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		421,000	120,000	2,021,000	745,000	1,396,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	37,000		3,021,000	129,000	3,912,000	780,000	3,261,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,348,000	) (1)	2,010,000	111,000	2,979,000	1,321,000	1,769,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	9,000		673,000	64,000	1,189,000	275,000	978,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		777,000	62,000	1,175,000	353,000	884,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	93,000		3,432,000	-	7,179,000	1,576,000	5,603,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		682,000	49,000	967,000	366,000	650,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000		941,000	-	1,301,000	522,000	779,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$132,000	$(24,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	181,000	(44,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	455,000	27,000)	2000	Completed	40

Lake Village Apartments, L.P. (1)	107,000	(284,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	160,000	(15,000)	2001	Completed	40

Ozark Properties III	120,000	(7,000)	2001	Completed	40

Pierce Street Partners, L.P.	675,000	(62,000)	2000	Completed	40

Red Oaks Estates, L.P.	161,000	(16,000)	2000	Completed	27.5

School Square, L.P.	175,000	(17,000)	2000	Completed	27.5

Stroud Housing Associates, L.P.	20,000	(42,000)	2000	Completed	40

Tahlequah Properties IV	118,000	(16,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	98,000	(37,000)	2001	Completed	40

United Development 2000, L.P.	300,000	(89,000)	2000	Completed	27.5

	$2,702,000	$(626,000)

(1)	This Local Limited Partnership has been identified for disposition. See note 6 to audited financial statements.

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

Date: November 05, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: November 05, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: November 05, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: November 05, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: November 05, 2012

