Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2012-11-13
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-32395

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

California	33-0761517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle Irvine, CA (Address of principal executive offices)	92614-6404 (Zip Code)

(714) 662-5565

(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$98,158	$26,139
Investments in Local Limited Partnerships, net (Note 2 and 3)	78,889	472,226
Due from affiliates, net (Note 4)	75,394	75,394
Other assets	3,500	-

Total Assets	$255,941	$573,759

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$411,807	$379,294

Total Liabilities	411,807	379,294

Partners’ Equity (Deficit):
General Partner	(18,157)	(17,807)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	(137,709)	212,272

Total Partners’ Equity (Deficit)	(155,866)	194,465

Total Liabilities and Partners’ Equity (Deficit)	$255,941	$573,759

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$1,500	$13,167	$5,536	$5,536
Distribution income	-	104,501	-	-
Other income	-	12,691	-	-

Total operating income	1,500	130,359	5,536	5,536

Operating expenses and loss:
Amortization (Note 1)	1,111	7,938	9,809	19,618
Asset management fees (Note 3)	13,794	27,588	13,794	27,588
Impairment loss (Note 1)	-	355,138	-	638,150
Legal and accounting fees	12,282	22,971	4,029	32,644
Write off of other assets	-	-	-	22,964
Write off of advances to Local Limited Partnerships	-	-	-	5,500
Other	31,431	36,807	9,847	25,586

Total operating expenses and loss	58,618	450,442	37,479	772,050

Loss from operations	(57,118)	(320,083)	(31,943)	(766,514)

Equity in losses of Local Limited Partnerships (Note 2)	-	(30,261)	(31,225)	(80,849)

Loss on sale of Local Limited Partnership	-	-	-	(25,377)

Interest income	8	13	3	24

Net loss	$(57,110)	$(350,331)	$(63,165)	$(872,716)

Net loss allocated to:
General Partner	$(57)	$(350)	$(63)	$(873)

Limited Partners	$(57,053)	$(349,981)	$(63,102)	$(871,843)

Net loss per Partnership Unit	$(3)	$(19)	$(3)	$(46)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(17,807)	$212,272	$194,465

Net loss	(350)	(349,981)	(350,331)

Partners’ equity (deficit) at September 30, 2012	$(18,157)	$(137,709)	$(155,866)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(350,331)	$(872,716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	7,938	19,618
Impairment loss	355,138	638,150
Equity in losses of Local Limited Partnerships	30,261	80,849
Increase in other assets	(3,500)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	32,513	526,039
Write off of other assets	-	22,964
Loss on sale of Local Limited Partnership	-	25,377

Net cash provided by operating activities	72,019	440,281

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	34,663
Net payment made on sale of Local Limited Partnership	-	(25,377)
Advances to Local Limited Partnerships	-	(605,500)
Write off of advances to Local Limited Partnerships	-	5,500
Net cash used in investing activities	-	(590,714)

Net increase (decrease) in cash	72,019	(150,433)

Cash, beginning of period	26,139	160,878

Cash, end of period	$98,158	$10,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7, (the “Partnership”), is a California Limited Partnership formed on June 16, 1997 under the laws of the State of California and commenced operations on September 3, 1999. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $7,938 and $19,618 for the six months ended September 30, 2012 and 2011, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $13,085 and $344,426, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the six months ended September 30, 2012 and 2011, impairment loss on intangibles was $342,053 and $293,724, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 12 Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 440 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012

Investments per balance sheet, beginning of period	$472,226	$1,426,216
Impairment loss	(355,138)	(638,150)
Distributions received from Local Limited Partnerships	-	(34,663)
Equity in losses of Local Limited Partnerships	(30,261)	(247,905)
Amortization of capitalized acquisition fees and costs	(7,938)	(33,272)

Investments per balance sheet, end of period	$78,889	$472,226

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$-	$43,346
Acquisition fees and costs, net of accumulated amortization of $1,111 and $23,463	78,889	428,880
Investments per balance sheet, end of period	$78,889	$472,226

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2012	2011

Revenues	$1,522,000	$1,489,000

Expenses:
Interest expense	390,000	328,000
Depreciation and amortization	476,000	376,000
Operating expenses	1,106,000	988,000
Total expenses	1,972,000	1,692,000

Net loss	$(450,000)	$(203,000)
Net loss allocable to the Partnership	$(450,000)	$(203,000)
Net loss recorded by the Partnership	$(30,000)	$(81,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $1,111 and $23,463 as of September 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $27,588 was incurred during each of the six months ended September 30, 2012 and 2011, of which $0 and $45,000 was paid during the six months ended September 30, 2012 and 2011, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $57,186 and $113,998 during the six months ended September 30, 2012 and 2011, respectively.

(f)	During the year ended March 31, 2012, the Partnership received cash advances from the General Partner or affiliates totaling $134,844, which were in turn advanced to Lake Village Apartments to aid the property with its operational issues. As of September 30, 2012 and March 31, 2012, the full amount remains outstanding and is included in accrued fees and expenses due to General Partner and affiliates.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$47,212	$42,286
Asset management fee payable	229,751	202,164
Payable to WNC	134,844	134,844

Total	$411,807	$379,294

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At September 30, 2012 and March 31, 2012, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,002 were received on March 16, 2012 and 2010, respectively.

At both September 30 and March 31, 2012, advances due from one Local Limited Partnership were $431,098 from Lake Village Apartments, in which the Partnership owns a 99.98% interest. In April 2006, Lake Village Apartments, did not make its regularly scheduled principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA to restructure the debt. IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments. Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint. No further action by IHDA had been taken in the lawsuit. Notwithstanding, IHDA continued to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring. Through the bankruptcy court, the Local General Partner and IHDA agreed on a debt pay-off amount of $600,000. The General Partner or an affiliate thereof has paid the $600,000 to IHDA. The Local Limited Partnership is working towards a refinance which will most likely occur in 2013 at which time the affiliate of the General Partner will be repaid. All advances made to Lake Village Apartments were reserved for in full in the year they were advanced.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

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

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments. As of the report date, the Partnership has advanced Lake Village Apartments approximately $431,098, all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

Beginning in April 2006, Lake Village Apartments did not make its regularly schedule principal and interest payment to the mortgage holder, Illinois Development Housing Authority (IHDA) and began negotiations with IHDA at that time to restructure the debt. In April 2012, IHDA filed a summons and complaint for foreclosure in the 14th Judicial Circuit, Cambridge, Henry County, Illinois against Lake Village Apartments. Lake Village Apartments through counsel, filed an answer to the complaint denying the material allegations contained in the complaint. No further action by IHDA has been taken in the lawsuit. Notwithstanding, IHDA continues to negotiate with Lake Village Apartments regarding some type of partnership and debt restructuring.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $98,000 in cash, aggregate investments in Local Limited Partnerships of $79,000, $4,000 in other assets, and $79,000 of due from affiliates, net. Liabilities at September 30, 2012 consisted of $412,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011. The Partnership’s net loss for the three months ended September 30, 2012 was $(57,000), reflecting a decrease of $6,000 from the $(63,000) net loss experienced for the three months ended September 30, 2011. The change was partially due to a decrease of $31,000 in equity in losses of Local Limited Partnerships. All investments were reduced to zero in the prior quarter, therefore no further equity in losses could be recorded. Legal and accounting fees increased by $(8,000) for the three months ended September 30, 2012 due to the timing of the accounting work performed. Additionally, reporting fees decreased by $(4,000) during the three months ended September 30, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. Amortization decreased by $9,000 during the three months ended September 30, 2012 due to the impairment of intangible assets. Other expenses also increased by $(22,000) during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The change was mostly due to the payment of a state pass-through entity income tax for one of the Local Limited Partnerships for the three months ended September 30, 2012.

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The Partnership’s net loss for the six months ended September 30, 2012 was $(350,000), reflecting a decrease of $523,000 from the $(873,000) net loss experienced for the six months ended September 30, 2011. The decrease was largely due to a decrease of $283,000 in impairment loss for the six months ended September 30, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnerships also decreased by $51,000 for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. All investments were reduced to zero as of June 30, 2012, therefore no further equity in losses could be recorded. During the six months ended September 30, 2011, there was $6,000 advanced to one Local Limited Partnership, which was reserved for in full as of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued )

September 30, 2011 compared to $0 in advances made and reserved during the three months ended September 30, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the six months ended September 30, 2011, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. No such write offs were necessary during the six months ended September 30, 2012. Accounting and legal expenses decreased by $10,000 for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 due to the timing of work performed. Also, the Partnership recorded a $(25,000) loss on sale of Local Limited Partnership for the six months ended September 30, 2011 compared to no loss or gain on sale of Local Limited Partnership for the six months ended September 30, 2012. The Partnership sold one Local Limited Partnership due to the fact it was experiencing serious operational issues. Amortization decreased by $12,000 during the six months ended September 30, 2012 due to the impairment of intangible assets. Other expenses also increased by $(11,000) during the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The change was mostly due to the payment of a state pass-through entity income tax for one of the Local Limited Partnerships for the six months ended September 30, 2012. The Partnership also received $118,000 in distributions and reporting fees from Local Limited Partnerships during the six months ended September 30, 2012, compared to $6,000 received during the six months ended September 30, 2011. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, other income increased by $13,000 due to a refund of legal fee over charged in prior periods.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The net increase in cash during the six months ended September 30, 2012 was $72,000 compared to a net decrease in cash for the six months ended September 30, 2011 of $(150,000). The Partnership received $118,000 in distributions and reporting fees during the six months ended September 30, 2012 compared to $6,000 received during the six months ended September 30, 2011. These payments vary depending on when the Local Limited Partnership’s cash flow will allow for the payment. The increase in cash was also largely due to the $(114,000) reimbursement of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2011 compared to $(57,000) paid during the six months ended September 30, 2012. The Partnership paid $(45,000) in accrued asset management fees during the six months ended September 30, 2011, while $0 was paid during the six months ended September 30, 2012. The Partnership also paid $25,000 to the purchaser of Stroud during the three months ended September 30, 2011.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $33,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:  WNC & ASSOCIATES, INC.  General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.
Date:	November 13, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.
Date:	November 13, 2012

