Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2013-02-08
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$10,166	$26,139
Investments in Local Limited Partnerships, net (Notes 2 and 3)	77,778	472,226
Due from affiliates, net (Note 4)	75,394	75,394
Other assets	3,500	-

Total Assets	$166,838	$573,759

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$323,733	$379,294

Total Liabilities	323,733	379,294

Partners’ Equity (Deficit):
General Partner	116,551	(17,807)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	(273,446)	212,272

Total Partners’ Equity (Deficit)	(156,895)	194,465

Total Liabilities and Partners’ Equity (Deficit)	$166,838	$573,759

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$2,000	$15,167	$2,000	$7,536
Distribution income	-	104,501	-	-
Other income	-	12,691	-	-

Total operating income	2,000	132,359	2,000	7,536

Operating expenses and loss:
Amortization (Note 1)	1,111	9,049	6,827	26,445
Asset management fees (Note 3)	13,794	41,382	13,794	41,382
Impairment loss (Note 1)	-	355,138	-	638,150
Legal and accounting fees	17,868	40,839	1,596	34,240
Write off of other assets	-	-	-	22,964
Write off of advances to Local Limited Partnerships	100,000	100,000	-	5,500
Other	5,108	41,915	4,967	30,553

Total operating expenses and loss	137,881	588,323	27,184	799,234

Loss from operations	(135,881)	(455,964)	(25,184)	(791,698)

Equity in losses of Local Limited Partnerships (Note 2)	-	(30,261)	(31,225)	(112,074)

Loss on sale of Local Limited Partnership	-	-	-	(25,377)

Interest income	8	21	-	24

Net loss	$(135,873)	$(486,204)	$(56,409)	$(929,125)

Net loss allocated to:
General Partner	$(136)	$(486)	$(56)	$(929)

Limited Partners	$(135,737)	$(485,718)	$(56,353)	$(928,196)

Net loss per Partnership Unit	$(7)	$(26)	$(3)	$(49)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(17,807)	$212,272	$194,465

Net loss	(486)	(485,718)	(486,204)

Contributions (Note 6)	134,844	-	134,844

Partners’ equity (deficit) at December 31, 2012	$116,551	$(273,446)	$(156,895)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:	$(486,204)	$(929,125)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,049	26,445
Impairment loss	355,138	638,150
Equity in losses of Local Limited Partnerships	30,261	112,074
Increase in other assets	(3,500)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	69,283	(53,604)
Write off of other assets	-	22,964
Loss on sale of Local Limited Partnership	-	25,377

Net cash used in operating activities	(25,973)	(157,719)

Cash flows from investing activities:
Distributions received from Local Limited Partnerships	-	34,664
Net payment made on sale of Local Limited Partnership	-	(25,377)
Advances to Local Limited Partnerships	(100,000)	(5,500)
Write off of advances to Local Limited Partnerships	100,000	5,500

Net cash provided by investing activities	-	9,287

Cash flows from financing activities:
Advances received from General Partner and affiliates	10,000	-

Net cash provided by financing activities	10,000	-

Net decrease in cash	(15,973)	(148,432)

Cash, beginning of period	26,139	160,878

Cash, end of period	$10,166	$12,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$134,844	-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

Reclassifications

Certain reclassifications have been made to the 2011 condensed financial statements to be consistent with the 2012 presentation.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $9,049 and $26,445 for the nine months ended December 31, 2012 and 2011, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $13,085 and $344,426, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the nine months ended December 31, 2012 and 2011, impairment loss on intangibles was $342,053 and $293,724, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 12 Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 440 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012

Investments per balance sheet, beginning of period	$472,226	$1,426,216
Impairment loss	(355,138)	(638,150)
Distributions received from Local Limited Partnerships	-	(34,663)
Equity in losses of Local Limited Partnerships	(30,261)	(247,905)
Amortization of capitalized acquisition fees and costs	(9,049)	(33,272)

Investments per balance sheet, end of period	$77,778	$472,226

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$-	$43,346
Acquisition fees and costs, net of accumulated amortization of $2,222 and $23,463	77,778	428,880
Investments per balance sheet, end of period	$77,778	$472,226

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$2,283,000	$2,234,000

Expenses:
Interest expense	583,000	492,000
Depreciation and amortization	714,000	565,000
Operating expenses	1,660,000	1,482,000
Total expenses	2,957,000	2,539,000

Net loss	$(674,000)	$(305,000)
Net loss allocable to the Partnership	$(674,000)	$(305,000)
Net loss recorded by the Partnership	$(30,000)	$(112,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $2,222 and $23,463 as of December 31, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented..

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,382 were incurred during each of the nine months ended December 31, 2012 and 2011, of which $0 and $45,000 was paid during the nine months ended December 31, 2012 and 2011, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $57,186 and $113,998 during the nine months ended December 31, 2012 and 2011, respectively.

(f)	As of December 31, 2012, the Partnership received cash advances from the General Partner or affiliates totaling $10,000, all of which was received during the nine months ended December 31, 2012, which were in turn advanced to Lake Village Apartments to aid the property with its operational issues. The full amount remains outstanding and is included in accrued fees and expenses due to General Partner and affiliates. See note 6 regarding additional advances received that were forgiven in the current period.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$70,187	$42,286
Asset management fee payable	243,546	202,164
Payable to WNC	10,000	134,844

Total	$323,733	$379,294

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At December 31, 2012 and March 31, 2012, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and a $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,002 were received on March 16, 2012 and 2010, respectively.

At December 31 and March 31, 2012, the Partnership in total had voluntarily advanced $531,098 and $431,098, respectively, to Lake Village Apartments, in which the Partnership owns a 99.98% interest. During the nine months ended December 31, 2012 and 2011, $100,000 and $5,000, respectively, was advanced. All advances were reserved for in full during the period they were advanced.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES, continued

Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments. As of the report date, the Partnership has advanced Lake Village Apartments approximately $531,098, all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

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

NOTE 6 – CONTRIBUTIONS BY THE GENERAL PARTNER

During the three months ended December 31, 2012, the Partnership was relieved of debt owed to the General Partner totaling $134,844. The Partnership had received $134,844 in cash advances from the General Partner, which were in turn advanced by the Partnership to a Local Limited Partnership to help aid with its operational issues. The advances in the amount of $134,844 were deemed to be uncollectible by the General Partner, and as such, the debt was written off. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $10,000 in cash, aggregate investments in Local Limited Partnerships of $78,000, $4,000 in other assets, and $75,000 of due from affiliates, net. Liabilities at December 31, 2012 consisted of $324,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011. The Partnership’s net loss for the three months ended December 31, 2012 was $(136,000), reflecting an increase of $(80,000) from the $(56,000) net loss experienced for the three months ended December 31, 2011. The change was partially due to a decrease of $31,000 in equity in losses of Local Limited Partnerships. All investments were reduced to zero as of June 30, 2012; therefore no further equity in losses could be recorded. During the three months ended December 31, 2012, $100,000 was advanced to a Local Limited Partnership and reserved for fully compared to no such advances made and reserved for during the three months ended December 31, 2011. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees increased by $(16,000) for the three months ended December 31, 2012 due to the timing of the accounting work performed. Amortization decreased by $6,000 during the three months ended December 31, 2012 due to the impairment of intangible assets.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The Partnership’s net loss for the nine months ended December 31, 2012 was $(486,000), reflecting a decrease of $443,000 from the $(929,000) net loss experienced for the nine months ended December 31, 2011. The decrease was largely due to a decrease of $283,000 in impairment loss for the nine months ended December 31, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnerships also decreased by $82,000 for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. All investments were reduced to zero as of June 30, 2012; therefore no further equity in losses could be recorded. During the nine months ended December 31, 2012, there was $100,000 advanced to one Local Limited Partnership, which was reserved for in full compared to $6,000 advanced and reserved for during the nine months ended December 31, 2011. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the nine months ended December 31, 2011, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. No such write offs were necessary during the nine months ended December 31, 2012. Accounting and legal expenses increased by $(7,000) for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 due to the timing of work performed. Also, the Partnership recorded a $(25,000) loss on sale of Local Limited Partnership for the nine months ended December 31, 2011 compared to no loss or gain on sale of Local Limited Partnership for the nine months ended December 31, 2012. The Partnership sold one Local Limited Partnership due to the fact it was experiencing serious operational issues. Amortization decreased by $17,000 during the nine months ended December 31, 2012 due to the impairment of intangible assets. Other expenses also increased by $(11,000) during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The change was mostly due to the payment of a state pass-through entity income tax for one of the Local Limited Partnerships for the nine months ended December 31, 2012. The Partnership also received $120,000 in distributions and reporting fees from Local Limited Partnerships during the nine months ended December 31, 2012, compared to $8,000 received during the nine months ended December 31, 2011. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, other income increased by $13,000 due to a refund of legal fees over charged in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The net decrease in cash during the nine months ended December 31, 2012 was $(16,000) compared to a net decrease in cash for the nine months ended December 31, 2011 of $(148,000). The Partnership received $120,000 in distributions and reporting fees during the nine months ended December 31, 2012 compared to $8,000 received during the nine months ended December 31, 2011. These payments vary depending on when the Local Limited Partnership’s cash flow will allow for the payment. The change in cash was also largely due to the $(114,000) reimbursement of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2011 compared to $(57,000) paid during the nine months ended December 31, 2012. The Partnership paid $(45,000) in accrued asset management fees during the nine months ended December 31, 2011, while $0 was paid during the nine months ended December 31, 2012. Additionally, the Partnership made advances of $(100,000) during the nine months ended December 31, 2012 to a Local Limited Partnership that was experiencing operational issues compared to $(5,000) advanced during the nine months ended December 31, 2011. The Partnership also received $10,000 of cash advances from the General Partner or affiliates during the nine months ended December 31, 2012. The amount was in turn advanced to aid one of the Local Limited Partnership with its operational issues.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $56,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:  WNC & ASSOCIATES, INC.  General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	February 8, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:	February 8, 2013

