Form 10-K/A
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2013-03-01
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to Form 10-K/A

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

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the “Partnership”) for the fiscal year ended March 31, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2012 (the “Original Filing”), is being filed to correct certain administrative errors in the Original Filing. The report of the independent registered public accounting firm in the Original Filing in Item 8 inadvertently referred to the fiscal years ended March 31, 2011 and 2010, which were audited by a predecessor auditor.

This Amendment No. 1 is being filed solely to correct the report of the independent registered public accounting firm to only cover the fiscal year ended March 31, 2012 and to include the report of the predecessor independent registered public accounting firm for the fiscal years ended March 31, 2011 and 2010 that was intended to be filed with the Original Filing.

In addition, pursuant to the rules of the SEC, “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment, however, the only change in Item 8 from the Original Filing has been to correct the report of the independent registered public accounting firm to cover only the fiscal year ended March 31, 2012 and to include the auditor’s report of the predecessor independent registered public accounting firm for the fiscal years ended March 31, 2011 and 2010. Further, the exhibit list in Item 15 of Part IV of the Original Filing has been amended to contain current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents the Partnership has filed with the SEC subsequent to the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

2

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2012 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
November 5, 2012

3

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the Partnership) as of March 31, 2011, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0 of the total Partnership assets as of March 31, 2011; and $0 and $105,302 of the total Partnership loss for the years ended March 31, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, VI, L.P,, Series 7 as of March 31, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ReznickGroup, P.C.
Bethesda, Maryland
June 27, 2011

4

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

During the year ended March 31, 2012, 2011, and 2010, the Partnership had received cash advances from the General Partner or affiliates totaling $134,845, $0, and $0 which were in turn advanced to Lake Village Apartments to aid the property with its operational issues.

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2013.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES, continued

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

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

By:	WNC & Associates, Inc., General Partner

	By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date:	March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	March 1, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	March 1, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	March 1, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	March 1, 2013

7