Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2013-06-28
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

NONE

PART I.

Item 1.    Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on June 16, 1997. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated June 16, 1997 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complexes.

The Partnership originally invested in thirteen Local Limited Partnerships. Two Local Limited Partnerships have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the eleven Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

During the year ended March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. The purchase price for the sale of the Local Limited Partnership Interest was $1. Lake Village was appraised for $493,000 and had a mortgage note balance of $700,000 as of December 31, 2012. The Partnership has incurred $11,725 in sales related expenses. The Partnership’s investment balance is zero, therefore a loss on sale of $11,724 was recorded during the year ended March 31, 2013. No cash distribution will be made to the Limited Partners as a result of this sale. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner’s return may be derived only from the Low Income Housing Tax Credits and tax losses.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,

●	the availability and cost of mortgage financing,

●	monetary inflation,

●	tax, environmental, land use and zoning policies,

●	the supply of and demand for similar properties,

●	neighborhood conditions,

●	the availability and cost of utilities and water.

For each of the years ended March 31, 2013, 2012, and 2011, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2013, 2012, and 2011, impairment loss related to investments in Local Limited Partnerships was $432,916, $638,150, and $853,991, respectively.

c.	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,

●	which are peculiar to individual Limited Partners, or

●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,

●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,

●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,

●	among the Limited Partners, or

●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or

●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,

●	are excessive and may not be capitalized or deducted in full,

●	should be capitalized and not deducted, or

●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,

●	the adjusted basis of a Housing Complex used to compute depreciation,

●	the correct deduction of fees,

●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,

●	amend the Partnership Agreement,

●	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and its affiliates than would be the case if such provisions were not included in the Partnership Agreement.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $52,000, $10,000, and $13,000 for the years ended March 31, 2013, 2012, and 2011, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $43,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.    Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 7

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$360,000	$360,000	18	$470,000	$951,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,668,000	398,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	1,288,000	3,107,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	676,000	664,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	748,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,493,000	3,526,000

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	656,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	401,000	921,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	490,000	761,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,354,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	927,000

			$9,429,000	$9,429,000	390	$11,847,000	$14,013,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$143,000	$(15,000)	99.98%

ACN Southern Hills Partners II, L.P.	186,000	(53,000)	99.98%

Hickory Lane Partners, L.P.	483,000	20,000	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	169,000	(19,000)	99.98%

Ozark Properties III	130,000	(20,000)	99.98%

Pierce Street Partners, L.P.	786,000	12,000	99.98%

Red Oaks Estates, L.P.	173,000	(15,000)	99.98%

School Square, L.P.	140,000	3,000	99.98%

Tahlequah Properties IV	125,000	(29,000)	99.98%

Timberwolf Townhomes, L.P.	107,000	(34,000)	99.98%

United Development L.P., 2000	175,000	(55,000)	99.98%

	$2,617,000	$(205,000)

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	90%	93%	97%	100%	97%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	97%	100%	95%	100%	100%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	N/A	66%	66%	48%	54%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	91%	88%	100%	100%	100%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	96%	96%	92%	96%	92%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	98%	99%	95%	100%

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	100%	100%	100%	96%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	100%	100%	100%	88%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	N/A	N/A	83%	8%	33%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	96%	96%	100%	96%	100%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	100%	85%	95%	95%	85%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	63%	59%	96%	92%	69%

	Weighted Average		93%	94%	93%	85%	85%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2013, there were 967 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2013, 2012, and 2011, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009
ASSETS
Cash	$17,141	$26,139	$160,878	$338,530	$323,243
Investments in Local Limited Partnerships, net	-	472,226	1,426,216	2,618,751	3,856,934
Due from affiliates, net	-	75,394	75,394	75,394	78,807
Other assets	-	-	22,964	4,800	-

Total Assets	$17,141	$573,759	$1,685,452	$3,037,475	$4,258,984

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$-	$12,081
Accrued expenses	30	-	2,295	2,295	5,500
Accrued fees and expenses due to General Partner and affiliates	338,429	379,294	254,330	199,163	143,417

Total Liabilities	338,459	379,294	256,625	201,458	160,998

PARTNERS’ EQUITY (DEFICIT)	(321,318)	194,465	1,428,827	2,836,017	4,097,986

Total Liabilities and Partners’ Equity (Deficit)	$17,141	$573,759	$1,685,452	$3,037,475	$4,258,984

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009
Loss from operations (Note 1)	$(543,269)	$(970,621)	$(1,127,444)	$(971,578)	$(1,389,737)
Equity in losses of Local Limited Partnerships	(105,655)	(247,905)	(279,911)	(311,581)	(389,225)
Loss on sale of Local Limited Partnership	(11,724)	(25,377)	-	-	-
Interest income	21	9,541	165	21,190	4,170
Net loss	$(660,627)	$(1,234,362)	$(1,407,190)	$(1,261,969)	$(1,774,792)

Net loss allocated to:
General Partner	$(661)	$(1,234)	$(1,407)	$(1,262)	$(1,775)
Limited Partners	$(659,966)	$(1,233,128)	$(1,405,783)	$(1,260,707)	$(1,773,017)
Net loss per Partnership Unit	$(35.01)	$(65.42)	$(74.58)	$(66.88)	$(94.06)
Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010, and 2009 includes a charge for impairment losses on investments in Local Limited Partnerships of $432,916, $638,150, $853,991, $863,041, and $1,208,418, respectively.

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):
Operating activities	$(7,274)	$(278,869)	$(197,049)	$3,043	$(137,695)
Investing activities	(11,724)	9,286	19,397	12,244	10,315
Financing activities	10,000	134,844	-	-	-
Net change in cash	(8,998)	(134,739)	(177,652)	15,287	(127,380)

Cash, beginning of period	26,139	160,878	338,530	323,243	450,623

Cash, end of period	$17,141	$26,139	$160,878	$338,530	$323,243

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2019	2008

Federal	$33	$61	$91	$95	$95

State	-	-	-	-	-

Total	$33	$61	$91	$95	$95

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

Impact of Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2011 did not have a material effect on the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2013 consisted of $17,000 in cash. Liabilities at March 31, 2013 consisted of $338,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012.  The Partnership’s net loss for the year ended March 31, 2013 was $(661,000), reflecting a decrease of $573,000 from the net loss of $(1,234,000) experienced for the year ended March 31, 2012. The change was largely due to a decrease of $205,000 in impairment loss for the year ended March 31, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $142,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012. All investments were reduced to zero as of June 30, 2012; therefore no further equity in losses could be recorded. During the year ended March 31, 2013, $100,000 was advanced to one Local Limited Partnership which was reserved for in full compared to $140,000 advanced and reserved for during the year ended March 31, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the year ended March 31, 2012, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. No such write offs were necessary during the year ended March 31, 2013. Legal and accounting fees decreased by $13,000 for the year ended March 31, 2013 due to the timing of the work performed. Asset management fees decreased by $3,000 during the year ended March 31, 2013 due to the sale of one Local Limited Partnership. Amortization decreased by $24,000 due to the impairment of intangible assets during the year ended March 31, 2013. Additionally, the Partnership recorded a $(12,000) loss on sale of Local Limited Partnership during the year ended March 31, 2013 compared to a $(25,000) loss on sale of Local Limited Partnership for during the year ended March 31, 2012. The loss recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Other expenses increased by $(9,000) during the year ended March 31, 2013 compared to the year ended March 31, 2012. The change was mostly due to the payment of a state pass through entity income tax for one of the Local Limited Partnerships for the year ended March 31, 2013. The Partnership also received $127,000 in distributions and reporting fees from Local Limited Partnerships during the year ended March 31, 2013 compared to $12,000 received during the year ended March 31, 2012. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, other income increased by $13,000 due to a refund of legal fees overcharged in prior periods.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012. The net decrease in cash during the year ended March 31, 2013 was $(9,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(135,000). The Partnership received $127,000 in distributions and reporting fees during the year ended March 31, 2013 compared to $12,000 received during the year ended March 31, 2012 as discussed above. There was a $(57,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to $(114,000) paid during the year ended March 31, 2012. The Partnership paid $(45,000) in accrued asset management fees during the year ended March 31, 2012, while no payments were made during the year ended March 31, 2013. Additionally the Partnership made advances of $(100,000) during the year ended March 31, 2013 to a Local Limited Partnership that was experiencing operation issues compared to $(140,000) advanced during the year ended March 31, 2012. The Partnership also received $10,000 of cash advances from the General Partner or affiliates to aid one of the Local Limited Partnership with its operations issues during the year ended March 31, 2013 compared to $135,000 received during the year ended March 31, 2012. The amount was in turn advanced to aid one of the Local Limited Partnerships with its operational issues.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(41,000), $123,000, and $55,000, for the years ended March 31, 2013, 2012 and 2011, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees (1)	$381,838	$43,408	$43,408	$43,408	$43,408	$1,823,136	$2,378,606
Total contractual cash obligations	$381,838	$43,408	$43,408	$43,408	$43,408	$1,823,136	$2,378,606

(1)	Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Other Matters

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues. During the year ended March 31, 2002, Associates was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment’s loans. As a result of the foregoing, on June 30, 2002, the Local General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the “Agreement”), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new Local General Partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits. Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing. Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments. As of the report date, the Partnership has advanced Lake Village Apartments approximately $531,098, all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

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

On December 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the Partnership) as of March 31, 2013 and 2012, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. WNC Housing Tax Credit Fund VI, L.P., Series 7’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2013 and 2012 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 28, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying statements of operations, partners’ equity (deficit) and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the Partnership) for the year ended March 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund, VI, L.P., Series 7’s results of its operations and its cash flows for the year ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 27, 2011

www.reznickgroup.com

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012

ASSETS

Cash	$17,141	$26,139
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	472,226
Due from affiliates, net (Note 5)	-	75,394

Total Assets	$17,141	$573,759

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$30	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	338,429	379,294

Total Liabilities	338,459	379,294

Partners’ Equity (Deficit):
General Partner	126,376	(17,807)
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	(447,694)	212,272

Total Partners’ Equity (Deficit)	(321,318)	194,465

Total Liabilities and Partners’ Equity (Deficit)	$17,141	$573,759

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011

Operating income:
Reporting fees	$22,141	$11,713	$8,520
Distribution income	104,501	-	-
Other income	12,691	-	-

Total operating income	139,333	11,713	8,520

Operating expenses and loss:
Amortization	9,049	33,272	39,236
Asset management fees (Note 3)	52,234	55,176	58,456
Impairment loss (Note 2)	432,916	638,150	853,991
Legal and accounting	42,845	55,894	89,444
Write off of other assets	-	22,964	-
Write off of advances to Local Limited Partnerships (Note 5)	100,000	140,344	75,250
Other	45,558	36,534	19,587

Total operating expenses and loss	682,602	982,334	1,135,964

Loss from operations	(543,269)	(970,621)	(1,127,444)

Equity in losses of Local Limited Partnerships (Note 2)	(105,655)	(247,905)	(279,911)

Loss on sale of Local Limited Partnership	(11,724)	(25,377)	-

Interest income	21	9,541	165

Net loss	$(660,627)	$(1,234,362)	$(1,407,190)

Net loss allocated to:
General Partner	$(661)	$(1,234)	$(1,407)

Limited Partners	$(659,966)	$(1,233,128)	$(1,405,783)

Net loss per Partnership Unit	$(35.01)	$(65.42)	$(74.58)

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2013, 2012, and 2011

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(15,166)	$2,851,183	$2,836,017

Net loss	(1,407)	(1,405,783)	(1,407,190)

Partners’ equity (deficit) at March 31, 2011	(16,573)	1,445,400	1,428,827

Net loss	(1,234)	(1,233,128)	(1,234,362)

Partners’ equity (deficit) at March 31, 2012	(17,807)	212,272	194,465

Contributions (Note 6)	144,844	-	144,844

Net loss	(661)	(659,966)	(660,627)

Partners’ equity (deficit) at March 31, 2013	$126,376	$(447,694)	$(321,318)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(660,627)	$(1,234,362)	$(1,407,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,049	33,272	39,236
Impairment loss	432,916	638,150	853,991
Equity in losses of Local Limited Partnerships	105,655	247,905	279,911
Increase in other assets	-	-	(18,164)
Increase (decrease) in accrued expenses	30	(2,295)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	93,979	(9,880)	55,167
Write off of other assets	-	22,964	-
Loss on sale of Local Limited Partnership	11,724	25,377	-

Net cash used in operating activities	(7,274)	(278,869)	(197,049)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	-	34,663	19,397
Advances to Local Limited Partnerships	(100,000)	(140,344)	(75,250)
Write off of advances to Local Limited Partnerships	100,000	140,344	75,250
Net payment made on sale of Local Limited Partnership	(11,724)	(25,377)	-

Net cash provided by (used in) investing activities	(11,724)	9,286	19,397

Cash flows from financing activities:
Advances received from General Partner and affiliates	10,000	134,844	-

Net cash provided by financing activities	10,000	134,844	-

Net decrease in cash	(8,998)	(134,739)	(177,652)

Cash, beginning of period	26,139	160,878	338,530

Cash, end of period	$17,141	$26,139	$160,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

NON - CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$144,844	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012, and 2011

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

For the Years Ended March 31, 2013, 2012, and 2011

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

During the year ended March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. The purchase price for the sale of the Local Limited Partnership Interest was $1. Lake Village was appraised for $493,000 and had a mortgage note balance of $700,000 as of December 31, 2012. The Partnership has incurred $11,725 in operating expenses. The Partnership’s investment balance is zero, therefore a loss on sale of $11,724 was recorded during the year ended March 31, 2013. No cash distribution will be made to the Limited Partners as a result of this sale. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

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

After the investment account is reduced to zero, receivables due from the Operating Partnerships are decreased by the Partnership’s share of losses and, accordingly, a valuation allowance is recorded against receivables.

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

For the Years Ended March 31, 2013, 2012, and 2011

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2013 and 2012, the Partnership had no cash equivalents.

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

For the Years Ended March 31, 2013, 2012, and 2011

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2013, 2012, and 2011 was $9,049, $33,272, and $39,236, respectively. As of March 31, 2013, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2013, 2012, and 2011 impairment loss related to investments in Local Limited Partnerships was $13,085, $344,426, and $853,991, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2013, 2012, and 2011, impairment loss of $419,831, $293,724, and $0, was recorded against the related intangibles.

 Impact of Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2011 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012, the Partnership owns Local Limited Partnership interests in 11 and 12 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 390 and 440 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012 are approximately $4,239,000 and $3,715,000 respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. For the years ended March 31, 2013, 2012, and 2011 impairment loss related to investments in Local Limited Partnerships was $13,085, $344,426, and $853,991, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During the years ended March 31, 2013, 2012, and 2011, impairment loss of $419,853, $293,724, and $0 were recorded on the related intangibles.

At March 31, 2013 and 2012, the investment accounts for eleven and ten of the Local Limited Partnerships, respectively, have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of (income) losses for the years ended March 31, 2013, 2012, and 2011, amounting to $99,545, $(1,075,180), and $347,628, respectively, have not been recognized.  As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to approximately $546,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,
	2013	2012	2011

Investments per balance sheet, beginning of period	$472,226	$1,426,216	$2,618,751
Impairment loss	(432,916)	(638,150)	(853,991)
Distributions received from Local Limited Partnerships	-	(34,663)	(19,397)
Equity in losses of Local Limited Partnerships	(30,261)	(247,905)	(279,911)
Amortization of paid acquisition fees and costs	(9,049)	(33,272)	(39,236)

Investments per balance sheet, end of period	$-	$472,226	$1,426,216

	For the Years Ended March 31,
	2013	2012	2011

Investments in Local Limited Partnerships, net	$-	$43,346	$670,340
Acquisition fees and costs, net of accumulated amortization of $0, $23,463, and $940,624	-	428,880	755,876
Investments per balance sheet, end of period	$-	$472,226	$1,426,216

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $8,855,000 and $9,805,000, respectively)	$16,793,000	$18,781,000
Land	920,000	1,031,000
Other assets	2,703,000	2,635,000

Total assets	$20,416,000	$22,447,000

LIABILITIES

Mortgage loans payable	$14,013,000	$14,254,000
Due to related parties	326,000	1,240,000
Other liabilities	479,000	564,000

Total liabilities	14,818,000	16,058,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	4,239,000	4,187,000
Other partners	1,359,000	2,202,000

Total partners’ equity	5,598,000	6,389,000

Total liabilities and partners’ equity	$20,416,000	$22,447,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$2,855,000	$5,006,000	$3,003,000

Expenses:
Operating expenses	1,708,000	2,449,000	2,145,000
Interest expense	561,000	777,000	685,000
Depreciation and amortization	791,000	953,000	801,000

Total expenses	3,060,000	4,179,000	3,631,000

Net operating income (loss)	$(205,000)	$827,000	$(628,000)

Net income (loss) allocable to the Partnership	$(205,000)	$827,000	$(628,000)

Net loss recorded by the Partnership	$(106,000)	$(248,000)	$(280,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $0 and $23,463, as of March 31, 2013 and 2012, respectively. Impairment of the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2013 the acquisition fees have been fully amortized or impaired.

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

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $52,234, $55,176, and $58,456 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively, of which $0, $45,000, and $45,000 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $57,186, $113,998, and $85,484, during the years ended March 31, 2013, 2012 and 2011, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

During the years ended March 31, 2013, 2012, and 2011, the Partnership received cash advances from the General Partner or affiliates totaling $10,000, $134,844, and $0, respectively. All advances were forgiven during the year ended March 31, 2013 (see Note 6).

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$84,031	$42,286
Asset management fee payable	254,398	202,164
Payable to General Partner or an affiliate	-	134,844

Total	$338,429	$379,294

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2013

Income	$129,000	$2,000	$2,000	$7,000

Operating expenses and loss	(392,000)	(59,000)	(138,000)	(94,000)

Loss from operations	(263,000)	(57,000)	(136,000)	(87,000)

Equity in losses of Local Limited Partnerships	(30,000)	-	-	(76,000)

Loss on sale of Local Limited Partnerships	-	-	-	(12,000)

Net loss	(293,000)	(57,000)	(136,000)	(175,000)

Net loss available to Limited Partners	(293,000)	(57,000)	(136,000)	(174,000)

Net loss per Partnership Unit	(16)	(3)	(7)	(9)

	June 30	September 30	December 31	March 31

2012

Income	$-	$5,000	$2,000	$5,000

Operating expenses and loss	(735,000)	(37,000)	(27,000)	(184,000)

Loss from operations	(735,000)	(32,000)	(25,000)	(179,000)

Equity in losses of Local Limited Partnerships	(50,000)	(31,000)	(31,000)	(136,000)

Loss on Sale of Local Limited Partnerships	(25,000)	-	-	-

Interest income	-	-	-	10,000

Net loss	(810,000)	(63,000)	(56,000)	(305,000)

Net loss available to Limited Partners	(809,000)	(63,000)	(56,000)	(305,000)

Net loss per Partnership Unit	(43)	(3)	(3)	(16)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2011

Income	$-	$1,000	$-	$8,000

Operating expenses and loss	(893,000)	(97,000)	(99,000)	(47,000)

Loss from operations	(893,000)	(96,000)	(99,000)	(39,000)

Equity in losses of Local Limited Partnerships	(75,000)	(64,000)	(57,000)	(84,000)

Net loss	(968,000)	(160,000)	(156,000)	(123,000)

Net loss available to Limited Partners	(967,000)	(160,000)	(156,000)	(123,000)

Net loss per Partnership Unit	(51)	(9)	(8)	(7)

NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2013 and 2012, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum.  Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full.  The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater.  In such cases where the DCR would fall below 1.20, no payments on the note would be made.  The most recent payments of $9,516 and $20,000 were received on March 16, 2012 and 2010, respectively. During the years ended March 31, 2013, 2012 and 2011, equity in losses of Local Limited Partnerships of $75,394, $0 and $0, respectively, was applied against the loans and a valuation allowance was recorded.

NOTE 6 – CONTRIBUTIONS BY THE GENERAL PARTNER

During the year ended March 31, 2013, the Partnership was relieved of debt owed to the General Partner totaling $144,844. The Partnership had received $144,844 in cash advances from the General Partner, which were in turn advanced by the Partnership to a Local Limited Partnership to help aid with its operational issues. The advances in the amount of $144,844 were deemed to be uncollectible by the General Partner, and as such, the debt was written off. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012, and 2011

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues. During the year ended March 31, 2002, Associates was advised that Lake Village Apartments, a Local Limited Partnership, was in default of certain covenants relating to certain loans advanced for the construction of the apartments. The defaults were primarily caused by the general contractor failing to complete the construction of the development according to the terms of the Lake Village Apartment’s loans. As a result of the foregoing, on June 30, 2002, the Local General Partner of Lake Village Apartments was replaced by an entity wholly owned by two minority shareholders and officers of Associates and a workout agreement was executed with the lender (the “Agreement”), whereby the Local General Partner of Lake Village Apartments was replaced by the aforementioned entity. Pursuant to the terms of the Agreement, the new Local General Partner would contribute additional equity to the Local Limited Partnership if necessary, a new general contractor would complete the construction of the development, and the lender, upon satisfaction of certain conditions of the Agreement as defined would continue to fund the completion of the construction and other costs. In addition, pursuant to the Agreement, the Partnership Agreement was amended, and the Partnership committed and paid additional capital contributions of $855,628 as a result of obtaining additional Low Income Housing Tax Credits. Construction of the development was completed as of June 2002, at which time all construction loans converted to permanent financing. Beginning in November 2005, the Lake Village Apartments are being managed by the Henry County Housing Development Group, Inc. (HCHD). HCHD is the local housing authority serving Kewanee, Illinois. HCHD currently manages numerous apartment units in Kewanee and brings substantial knowledge of property management and knowledge of the local community. HCHD also administers the tenant housing choice voucher program and may be able to provide Lake Village Apartments occupants with rental assistance payments to help defer the cost of their rent thereby making it more attractive for a prospective tenant to remain at Lake Village Apartments. As of the report date, the Partnership has advanced Lake Village Apartments approximately $531,098, all of which has been reserved for and written off as bad debt as management has deemed the collectability to be questionable. These advances were used to fund certain recurring and nonrecurring operating expenses consisting primarily of property taxes and insurance.

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

On December 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
AnandKannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

AnandKannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $52,234, $55,176, and $58,456 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively, of which $0, $45,000, and $45,000, was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $98,931, $93,941, and $127,196, during the years ended March 31, 2013, 2012, and 2011, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $57,186, $113,998, and $85,484 during the years ended March 31, 2013, 2012, and 2011, respectively.

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, on-site property personnel, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and  materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $615, $1,156, and $1,707 for the General Partner for the years ended December 31, 2013, 2012, and 2011, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2011.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2013, 2012 and 2011.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012

Audit Fees	$22,850	$26,215
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-
TOTAL	$22,850	$29,250

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets, March 31, 2013 and 2012.

Statements of Operations for the years ended March 31, 2013, 2012, and 2011.

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011.

Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011.

Notes to Financial Statements.

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012, and 2011, (iii) the Statements of Partners’ Equity (Deficit) (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013			Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$33,000	$951,000	$105,000	$1,173,000	$412,000	$866,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	398,000	120,000	2,021,000	953,000	1,188,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	84,000	3,107,000	129,000	3,959,000	1,091,000	2,997,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	24,000	664,000	64,000	1,204,000	365,000	903,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	748,000	62,000	1,175,000	457,000	780,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	176,000	3,526,000	-	7,262,000	2,159,000	5,103,000

Red Oaks Estates, LP.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	656,000	49,000	967,000	474,000	542,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	33,000	921,000	82,000	1,241,000	612,000	711,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013			Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvement	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	761,000	42,000	1,395,000	507,000	929,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,354,000	72,000	1,708,000	575,000	1,205,000

United Development L.P., 2000	Memphis Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	927,000	195,000	3,544,000	1,250,000	2,489,000

		$9,429,000	$9,429,000	$838,000	$25,381,000	$349,000	$14,013,000	$920,000	$25,648,000	$8,855,000	$17,713,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$143,000	$(15,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	186,000	(53,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	483,000	20,000	2000	Completed	40

Montrose County Estates Limited Dividend Housing Association, L.P.	169,000	(19,000)	2001	Completed	40

Ozark Properties III	130,000	(20,000)	2001	Completed	40

Pierce Street Partners, L.P.	786,000	12,000	2000	Completed	40

Red Oaks Estates, L.P.	173,000	(15,000)	2000	Completed	27.5

School Square, L.P.	140,000	3,000	2000	Completed	27.5

Tahlequah Properties IV	125,000	(29,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	107,000	(34,000)	2001	Completed	40

United Development 2000, L.P.	175,000	(55,000)	2000	Completed	27.5

	$2,617,000	$(205,000)

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

March 31, 2012

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Stroud Housing Associates, L.P. (3)	Stroud, Oklahoma	879,000	879,000	46,000	1,645,000	-	150,000	46,000	1,645,000	619,000	1,072,000

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	-	780,000	42,000	1,396,000	426,000	1,012,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	1,000	1,355,000	72,000	1,708,000	486,000	1,294,000

United Development L.P., 2000	West Memphis, Arkansas	2,249,000	2,249,000	195,000	3,544,000	-	955,000	195,000	3,544,000	1,121,000	2,618,000

		$14,142,000	$14,142,000	$995,000	$33,353,000	$(3,085,000)	$16,017,000	$995,000	$30,268,000	$9,451,000	$21,812,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

(2)	This Local Limited Partnership has been identified for disposition. See note 6 to audited financial statements for additional information.

(3)	This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2012. See note 6 to audited financial statements for additional information.

WNC Housing Tax Credit Fund III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$134,000	$(23,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	178,000	(49,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	465,000	(10,000)	2000	Completed	40

Lake Village Apartments, L.P. (1)	125,000	(63,000)	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	170,000	(11,000)	2001	Completed	40

Ozark Properties III	116,000	(33,000)	2001	Completed	40

Pierce Street Partners, L.P.	700,000	(23,000)	2000	Completed	40

Red Oaks Estates, L.P.	167,000	(9,000)	2000	Completed	27.5

School Square, L.P.	182,000	(20,000)	2000	Completed	27.5

Stroud Housing Associates, L.P. (2)	25,000	(221,000)	2000	Completed	40

Tahlequah Properties IV	129,000	(1,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	93,000	(41,000)	2001	Completed	40

United Development 2000, L.P.	259,000	(124,000)	2000	Completed	27.5

	$2,743,000	$(628,000)

(1)	This Local Limited Partnership has been identified for disposition. See note 6 to audited financial statements for additional information.

(2)	This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2011. See note 6 to audited financial statements for additional information.

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

Date: June 28, 2013.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	June 28, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	June 28, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	June 28, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	June 28, 2013

