Form 10-Q
period 2013-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2013-08-08
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [  ]  No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2013

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Cash	$6,911	$17,141
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$6,911	$17,141

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$30
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	391,084	338,429

Total Liabilities	391,084	338,459

Partners’ Equity (Deficit):
General Partner	126,313	126,376
Limited Partners (25,000 Partnership Units authorized;18,850 Partnership Units issued and outstanding)	(510,486)	(447,694)

Total Partners’ Equity (Deficit)	(384,173)	(321,318)

Total Liabilities and Partners’ Equity (Deficit)	$6,911	$17,141

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	Three Months	Three Months

Reporting fees	$-	$11,667
Distribution income	-	104,501
Other income	-	12,691

Total operating income	-	128,859

Operating expenses and loss:
Amortization (Note 1)	-	6,827
Asset management fees (Note 3)	10,853	13,794
Impairment loss (Note 1)	-	355,138
Legal and accounting fees	41,245	10,689
Other	10,757	5,376

Total operating expenses and loss	62,855	391,824

Loss from operations	(62,855)	(262,965)

Equity in losses of Local Limited Partnerships (Note 2)	-	(30,261)

Interest income	-	5

Net loss	$(62,855)	$(293,221)

Net loss allocated to:
General Partner	$(63)	$(293)

Limited Partners	$(62,792)	$(292,928)

Net loss per Partnership Unit	$(3)	$(16)

Outstanding weighted Partnership Units	18,850	18,850

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2013
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$126,376	$(447,694)	$(321,318)

Net loss	(63)	(62,792)	(62,855)

Partners’ equity (deficit) at June 30, 2013	$126,313	$(510,486)	$(384,173)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(62,855)	$(293,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	6,827
Impairment loss	-	355,138
Equity in losses of Local Limited Partnerships	-	30,261
Decrease in accrued expenses	(30)	-
Increase in accrued fees and expenses due to General Partner and affiliates	52,655	16,002

Net cash provided by (used in) operating activities	(10,230)	115,007

Net increase (decrease) in cash	(10,230)	115,007

Cash, beginning of period	17,141	26,139

Cash, end of period	$6,911	$141,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 7(the “Partnership”), is a California Limited Partnership formed on June 16, 1997 under the laws of the State of California and commenced operations on September 3, 1999. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

As of March 31, 2013, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”) and Lake Village Apartments, L.P. (“Lake Village”).

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $0 and $6,827 for the three months ended June 30, 2013 and 2012, respectively. As of March 31, 2013 the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $0 and $13,085, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the three months ended June 30, 2013 and 2012,impairment loss on intangibles was $0 and $342,053, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 390 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2013	For the Year Ended March 31, 2013

Investments per balance sheet, beginning of period	$-	$472,226
Impairment loss	-	(432,916)
Equity in losses of Local Limited Partnerships	-	(30,261)
Amortization of capitalized acquisition fees and costs	-	(9,049)

Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$714,000	$761,000

Expenses:
Interest expense	140,000	195,000
Depreciation and amortization	198,000	238,000
Operating expenses	461,000	553,000
Total expenses	799,000	986,000

Net loss	$(85,000)	(225,000)

Net loss allocable to the Partnership	$(85,000)	$(225,000)

Net loss recorded by the Partnership	$-	$(30,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. As of March 31, 2013 the acquisition fees were fully amortized or impaired

b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,853 and $13,794 were incurred during the three months ended June 30, 2013 and 2012, respectively, none of which was paid during the three months ended June 30, 2013 and 2012.

d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $7,500 and $12,691 during the three months ended June 30, 2013 and 2012, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$125,834	$84,031
Asset management fee payable	265,250	254,398

Total	$391,084	$338,429

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30 and March 31, 2013, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,000 were received on March 16, 2012 and 2010, respectively. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $7,000 in cash. Liabilities at June 30, 2013 consisted of $391,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership’s net loss for the three months ended June 30, 2013 was $(63,000), reflecting a decrease of $230,000 from the $(293,000) net loss experienced for the three months ended June 30, 2012. The decrease was largely due to a decrease of $355,000 in impairment loss for the three months ended June 30, 2013. The equity in losses of Local Limited Partnerships also decreased by $30,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. All investments had reached a zero balance as of March 31, 2013, therefore no further losses or impairment could be recorded. Accounting and legal expenses increased by $(30,000) for the three months ended June 30, 2013 due to the timing of work performed. Amortization decreased by $7,000 during the three months ended June 30, 2013 due to the fact that intangibles were fully amortized or impaired as of March 31, 2013. The Partnership received $(12,000) and $(105,000) less of reporting fees and distribution income, respectively, for the three months ended June 30, 2013. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, other income decreased by $(13,000) for the three months ended June 30, 2013 due to a one-time refund of legal fees received in the prior year.

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The net decrease in cash during the three months ended June 30, 2013 was $(10,000) compared to a net increase in cash for the three months ended June 30, 2012 of $115,000. The Partnership received $(12,000) and $(105,000) less of reporting fees and distribution income, respectively, for the three months ended June 30, 2013 as discussed above. Other income decreased by $(13,000) for the three months ended June 30, 2013 due to a one-time refund of legal fees received in the prior year. During the three months ended June 30, 2013 $(8,000) was paid to the General Partner or an affiliate for operating expenses paid on the Partnership’s behalf compared to $(13,000) paid during the three months ended June 30, 2012.

3

During the three months ended June 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $53,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

Recent Accounting Changes

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

4

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2013, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (v) the Notes to Condensed Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

5

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

Date: August 8, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 8, 2013

6