Form 10-Q
period 2013-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2013-11-12
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS
Cash	$136,822	$17,141
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-

Total Assets	$136,822	$17,141

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$30
Accrued fees and expenses due to General Partner and affiliates (Note 3)	429,823	338,429

Total Liabilities	429,823	338,459

Partners’ Equity (Deficit):
General Partner	126,404	126,376
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	(419,405)	(447,694)

Total Partners’ Equity (Deficit)	(293,001)	(321,318)

Total Liabilities and Partners’ Equity (Deficit)	$136,822	$17,141

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$129,277	$129,277	$1,500	$13,167
Distribution income	-	-	-	104,501
Other income	-	-	-	12,691

Total operating income	129,277	129,277	1,500	130,359

Operating expenses and loss:
Amortization (Note 1)	-	-	1,111	7,938
Asset management fees (Note 3)	10,851	21,704	13,794	27,588
Impairment loss (Note 1)	-	-	-	355,138
Legal and accounting fees	22,203	63,448	12,282	22,971
Other	5,055	15,812	31,431	36,807

Total operating expenses and loss	38,109	100,964	58,618	450,442

Income (loss) from operations	91,168	28,313	(57,118)	(320,083)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	-	(30,261)

Interest income	4	4	8	13

Net income (loss)	$91,172	$28,317	$(57,110)	$(350,331)

Net income (loss) allocated to:
General Partner	$91	$28	$(57)	$(350)

Limited Partners	$91,081	$28,289	$(57,053)	$(349,981)

Net income (loss) per Partnership Unit	$5	$2	$(3)	$(19)

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$126,376	$(447,694)	$(321,318)

Net income	28	28,289	28,317

Partners’ equity (deficit) at September 30, 2013	$126,404	$(419,405)	$(293,001)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net income (loss)	$28,317	$(350,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	-	7,938
Impairment loss	-	355,138
Equity in losses of Local Limited Partnerships	-	30,261
Increase in other assets	-	(3,500)
Increase in accrued fees and expenses due to General Partner and affiliates	91,394	32,513
Decrease accrued expenses	(30)	-

Net cash provided by operating activities	119,681	72,019

Net increase in cash	119,681	72,019

Cash, beginning of period	17,141	26,139

Cash, end of period	$136,822	$98,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2013 and March 31, 2013, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $0 and $7,938 for the six months ended September 30, 2013 and 2012, respectively. As of March 31, 2013 the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $0 and $13,085 respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the six months ended September 30, 2013 and 2012, impairment loss on intangibles was $0 and $342,053, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships. Each of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 390 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013

Investments per balance sheet, beginning of period	$-	$472,226
Impairment loss	-	(432,916)
Equity in losses of Local Limited Partnerships	-	(30,261)
Amortization of capitalized acquisition fees and costs	-	(9,049)

Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$1,427,000	$1,522,000

Expenses:
Interest expense	281,000	390,000
Depreciation and amortization	396,000	476,000
Operating expenses	922,000	1,106,000
Total expenses	1,599,000	1,972,000

Net loss	$(172,000)	$(450,000)

Net loss allocable to the Partnership	$(171,000)	$(450,000)

Net loss recorded by the Partnership	$-	$(30,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. As of March 31,2013 the acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $377,000, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $21,704 and $27,588 was incurred during each of the six months ended September 30, 2013 and 2012.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $7,500 and $57,186 during the six months ended September 30, 2013 and 2012, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$153,721	$84,031
Asset management fee payable	276,102	254,398

Total	$429,823	$338,429

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

NOTE 4 - DUE FROM AFFILIATES, NET

At September 30, 2013 and March 31, 2013, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,000 were received on March 16, 2012 and 2010, respectively. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted of $137,000 in cash. Liabilities at September 30, 2013 consisted of $430,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012. The Partnership’s net income for the three months ended September 30, 2013 was $91,000, reflecting an increase of $148,000 from the $(57,000) net loss experienced for the three months ended September 30, 2012. Legal and accounting fees increased by $(10,000) for the three months ended September 30, 2013 due to the timing of the accounting work performed. Additionally, reporting fees increased by $128,000 during the three months ended September 30, 2013. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Amortization decreased by $1,000 during the three months ended September 30, 2013 due to the fact that intangibles were fully amortized or impaired as of March 31, 2013. Other expenses decreased by $26,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to the decrease in consulting work performed. Asset management fees decreased by $3,000 for the three months ended September 30, 2013. The fees are calculated based on the value of the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012. The Partnership’s net income for the six months ended September 30, 2013 was $28,000, reflecting an increase of $378,000 from the $(350,000) net loss experienced for the six months ended September 30, 2012. The decrease was largely due to a decrease of $355,000 in impairment loss for the six months ended September 30, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnerships also decreased by $30,000 for the six months ended September 30, 2013 compared to the six months ended September 30, 2012. All investments were reduced to zero as of March 31, 2013, therefore no further equity in losses could be recorded. Accounting and legal expenses increased by $(40,000) for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 due to the timing of work performed. Amortization decreased by $8,000 during the six months ended September 30, 2013 due to the fact that intangibles were fully amortized or impaired as of March 31, 2013. Other expenses also decreased by $21,000 during the six months ended September 30, 2013 compared to the six months ended September 30, 2012. The change was mostly due to the decrease in consulting work provided for the six months ended September 30, 2013. Asset management fees decreased by $6,000 for the six months ended September 30, 2013 due to the reason stated above. The Partnership also received $129,000 in distributions and reporting fees from Local Limited Partnerships during the six months ended September 30, 2013, compared to $118,000 received during the six months ended September 30, 2012. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Lastly, other income decreased by $13,000 due to no additional income from outside sources.

Liquidity and Capital Resources

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012. The net increase in cash during the six months ended September 30, 2013 was $120,000 compared to a net increase in cash for the six months ended September 30, 2012 of $72,000. The Partnership received $129,000 in distributions and reporting fees during the six months ended September 30, 2013 compared to $118,000 received during the six months ended September 30, 2012. These payments vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership reimbursed $(8,000) of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2013 compared to $(57,000) paid during the six months ended September 30, 2012.

During the six months ended September 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $91,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2013 and September 30, 2012, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2013, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2013 and September 30, 2012 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	November 12, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:	November 12, 2013

