Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2014-06-23
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated June 16, 1997 (the "Partnership Agreement"), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in thirteen Local Limited Partnerships. Two Local Limited Partnerships have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners

As of March 31, 2012, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”), which will complete its Compliance Period in 2015; therefore there is a risk of tax credit recapture. The last year in which Low Income Housing Tax Credits were generated by this Local Limited Partnership was 2011. The maximum exposure of recapture along with the interest and penalties related to the recapture is $408,914, which equates to $21.69 per Partnership Unit. The executed Purchase Agreement states that Stroud must remain in compliance with Section 42 of the IRS code. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with certain reports proving that the Housing Complex is still in compliance with the IRS code.

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership was disposed of its interest in a Housing Complex during the Compliance Period or

●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use business credits to offset any alternative tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner’s return may be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. Any liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

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

For each of the years ended March 31, 2014, 2013, and 2012, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2014, 2013, and 2012, impairment loss related to investments in Local Limited Partnerships was $0, $432,916 and $638,150, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $43,000, $52,000, and $10,000 for the years ended March 31, 2014, 2013, and 2012, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $43,000 per year through the termination of the Partnership, which must occur no later than December 31, 2060. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 7

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$360,000	$360,000	18	$470,000	945,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,668,000	387,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	1,288,000	3,071,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	676,000	661,000

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	300,000	300,000	24	393,000	738,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,493,000	3,477,000

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	646,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	401,000	913,000

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	375,000	375,000	24	490,000	750,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,353,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	873,000

			$9,429,000	$9,429,000	390	$11,847,000	13,814,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$145,000	$(19,000)	99.98%

ACN Southern Hills Partners II, L.P.	194,000	(41,000)	99.98%

Hickory Lane Partners, L.P.	496,000	43,000	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	165,000	(50,000)	99.98%

Ozark Properties III	135,000	(23,000)	99.98%

Pierce Street Partners, L.P.	800,000	2,000	99.98%

Red Oaks Estates, L.P.	172,000	(80,000)	99.98%

School Square, L.P.	135,000	14,000	99.98%

Tahlequah Properties IV	124,000	(36,000)	99.98%

Timberwolf Townhomes, L.P.	106,000	(38,000)	99.98%

United Development L.P., 2000	197,000	(174,000)	99.98%

	$2,669,000	$(402,000)

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	100%	90%	93%	97%	100%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	97%	100%	95%	100%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	N/A	N/A	66%	66%	48%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	91%	91%	88%	100%	100%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	100%	96%	96%	92%	96%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	98%	100%	98%	99%	95%

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	100%	100%	100%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	100%	100%	100%	100%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	N/A	N/A	N/A	83%	8%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	96%	96%	96%	100%	96%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	100%	100%	85%	95%	95%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	86%	63%	59%	96%	92%

	Weighted Average		97%	93%	94%	93%	85%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2014, there were 966 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2014, 2013, and 2012, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010
ASSETS
Cash	$42,582	$17,141	$26,139	$160,878	$338,530
Investments in Local Limited Partnerships, net	-	-	472,226	1,426,216	2,618,751
Due from affiliates, net		-	75,394	75,394	75,394
Other assets	-	-	-	22,964	4,800

Total Assets	$42,582	$17,141	$573,759	$1,685,452	$3,037,475

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$-	$-
Accrued expenses	-	30	-	2,295	2,295
Accrued fees and expenses due to General Partner and affiliates	303,730	338,429	379,294	254,330	199,163

Total Liabilities	303,730	338,459	379,294	256,625	201,458

PARTNERS' EQUITY (DEFICIT)	(261,148)	(321,318)	194,465	1,428,827	2,836,017

Total Liabilities and Partners’ Equity (Deficit)	$(42,582)	$17,141	$573,759	$1,685,452	$3,037,475

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010
Income (loss) from operations (Note 1)	$137,685	$(543,269)	$(970,621)	$(1,127,444)	$(971,578)
Equity in losses of Local Limited Partnerships	-	(105,655)	(247,905)	(279,911)	(311,581)
Loss on sale of Local Limited Partnership	-	(11,724)	(25,377)	-	-
Interest income	19	21	9,541	165	21,190
Net income (loss)	$60,170	$(660,627)	$(1,234,362)	$(1,407,190)	$(1,261,969)

Net income (loss) allocated to:
General Partner	$60	$(661)	$(1,234)	$(1,407)	$(1,262)
Limited Partners	$60,110	$(659,966)	$(1,233,128)	$(1,405,783)	$(1,260,707)
Net income (loss) per Partnership Unit	$3	$(35.01)	$(65.42)	$(74.58)	$(66.88)
Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850	18,850

Note 1 – Income (loss) from operations for the years ended March 31, 2014, 2013, 2012, 2011 and 2010 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $432,916, $638,150, $853,991, and $863,041, respectively.

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):
Operating activities	$25,441	$92,726	$(138,525)	$(197,049)	$(3,043)
Investing activities	-	(111,724)	(131,058)	19,397	12,244
Financing activities	-	10,000	134,844	-	-
Net change in cash	25,441	(8,998)	(134,739)	(177,652)	(15,287)

Cash, beginning of period	17,141	26,139	160,878	338,530	323,243

Cash, end of period	$42,582	$17,141	$26,139	$160,878	$338,530

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2013	2012	2011	2010	2009

Federal	$-	$33	$61	$91	$95

State	-	-	-	-	-

Total	$-	$33	$61	$91	$95

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnerships has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership's financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2014 consisted of $43,000 in cash. Liabilities at March 31, 2014 consisted of $304,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net income for the year ended March 31, 2014 was $60,000, reflecting a decrease of $721,000 from the net loss of $(661,000) experienced for the year ended March 31, 2013. The change was largely due to a decrease of $433,000 in impairment loss for the year ended March 31, 2014. The equity in losses of Local Limited Partnership decreased by $106,000 for the year ended March 31, 2014 compared to the year ended March 31, 2013. All investments were reduced to zero during the year ended March 31, 2013; therefore no further impairment or equity in losses could be recorded. During the year ended March 31, 2014, there were no advances made to the Local Limited Partnerships compared to $100,000 advanced and fully reserved for during the year ended March 31, 2013. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Legal and accounting fees increased by $(28,000) for the year ended March 31, 2014 due to the timing of the work performed. Asset management fees decreased by $9,000 for the year ended March 31, 2014. The fees are calculated based on the value of the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, therefore decreasing the asset management fee. Amortization decreased by $9,000 due to the impairment of intangible assets to zero during the year ended March 31, 2013. During the year ended March 31, 2014 there was no loss on sale of Local Limited Partnerships compared to the $(12,000) loss on sale of Local Limited Partnerships for the year ended March 31, 2013. The loss recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. No Local Limited Partnerships were sold during the year ended March 31, 2014. Other expenses decreased by $22,000 during the year ended March 31, 2014 compared to the year ended March 31, 2013. The change was mostly due to the payment of a state pass through entity income tax for one of the Local Limited Partnerships for the year ended March 31, 2013. The Partnership also received $198,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2014 compared to $127,000 received during the year ended March 31, 2013. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, other income decrease by $12,000 due to a refund during the year ended March 31, 2013 of legal fees overcharged in prior periods.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 was $(661,000), reflecting a decrease of $573,000 from the net loss of $(1,234,000) experienced for the year ended March 31, 2012. The change was largely due to a decrease of $205,000 in impairment loss for the year ended March 31, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $142,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012. All investments were reduced to zero as of June 30, 2012; therefore no further equity in losses could be recorded. During the year ended March 31, 2013, $100,000 was advanced to one Local Limited Partnership which was reserved for in full compared to $140,000 advanced and reserved for during the year ended March 31, 2012. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. Additionally, during the year ended March 31, 2012, other assets were written off in the amount of $(23,000). Capitalized costs from potential disposition of a Local Limited Partnership were expensed due to the discontinuance of the plan to dispose of the property. No such write offs were necessary during the year ended March 31, 2013. Legal and accounting fees decreased by $13,000 for the year ended March 31, 2013 due to the timing of the work performed. Asset management fees decreased by $3,000 during the year ended March 31, 2013 due to the sale of one Local Limited Partnership. Amortization decreased by $24,000 due to the impairment of intangible assets during the year ended March 31, 2013. Additionally, the Partnership recorded a $(12,000) loss on sale of Local Limited Partnership during the year ended March 31, 2013 compared to a $(25,000) loss on sale of Local Limited Partnership for during the year ended March 31, 2012. The loss recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Other expenses increased by$(9,000) during the year ended March 31, 2013 compared to the year ended March 31, 2012. The change was mostly due to the payment of a state pass through entity income tax for one of the Local Limited Partnerships for the year ended March 31, 2013. The Partnership also received $127,000 in distributions and reporting fees from Local Limited Partnerships during the year ended March 31, 2013 compared to $12,000 received during the year ended March 31, 2012. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. Lastly, other income increased by $13,000 due to a refund of legal fees overcharged in prior periods the payment.

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013. The net decrease in cash during the year ended March 31, 2014 was $25,000 compared to a net decrease in cash for the year ended March 31, 2013 of $(9,000). The Partnership received $198,000 in distributions and reporting fees during the year ended March 31, 2014 compared to $127,000 received during the year ended March 31, 2013 as discussed above. There was a $(170,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to $(57,000) paid during the year ended March 31, 2013. Additionally the Partnership made advances of $(100,000) during the year ended March 31, 2013 to a Local Limited Partnership that was experiencing operation issues compared to no advances made during the year ended March 31, 2014. The Partnership also received $10,000 of cash advances from the General Partner or affiliates to aid one of the Local Limited Partnerships with its operations issues during the year ended March 31, 2013 compared to no such advances received during the year ended March 31, 2014.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012. The net decrease in cash during the year ended March 31, 2013 was $(9,000) compared to a net decrease in cash for the year ended March 31, 2012 of $(135,000). The Partnership received $127,000 in distributions and reporting fees during the year ended March 31, 2013 compared to $12,000 received during the year ended March 31, 2012 as discussed above. There was a $(57,000) reimbursement of operating advances paid to the General Partner or an affiliate compared to $(114,000) paid during the year ended March 31, 2012. The Partnership paid $(45,000) in accrued asset management fees during the year ended March 31, 2012, while no payments were made during the year ended March 31, 2013. Additionally the Partnership made advances of $(100,000) during the year ended March 31, 2013 to a Local Limited Partnership that was experiencing operation issues compared to $(140,000) advanced during the year ended March 31, 2012. The Partnership also received $10,000 of cash advances from the General Partner or affiliates to aid one of the Local Limited Partnerships with its operations issues during the year ended March 31, 2013 compared to $135,000 received during the year ended March 31, 2012. The amount was in turn advanced to aid one of the Local Limited Partnerships with its operational issues.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(35,000), $(41,000), and $123,000, for the years ended March 31, 2014, 2013 and 2012, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees (1)	$347,138	$43,408	$43,408	$43,408	$43,408	$1,779,728	$2,300,498
Total contractual cash obligations	$347,138	$43,408	$43,408	$43,408	$43,408	$1,779,728	$2,300,498

(1)	Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

On December 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with reports proving that the Housing Complex is still in compliance with the IRS code.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

25

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2014. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 23, 2014

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013

ASSETS

Cash	$42,582	$17,141
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Due from affiliates, net (Note 5)	-	-

Total Assets	$42,582	$17,141

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$30
Accrued fees and expenses due to General Partner and affiliates (Note 3)	303,730	338,429

Total Liabilities	303,730	338,459

Partners’ Equity (Deficit):
General Partner	126,436	126,376
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	(387,584)	(447,694)

Total Partners’ Equity (Deficit)	(261,148)	(321,318)

Total Liabilities and Partners’ Equity (Deficit)	$42,582	$17,141

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012
Operating income:
Reporting fees	$11,558	$22,141	$11,713
Distribution income	186,278	104,501	-
Other income	-	12,691	-

Total operating income	197,836	139,333	11,713

Operating expenses and loss:
Amortization	-	9,049	33,272
Asset management fees (Note 3)	43,408	52,234	55,176
Impairment loss (Note 2)	-	432,916	638,150
Legal and accounting	70,902	42,845	55,894
Write off of other assets	-	-	22,964
Write off of advances to Local Limited Partnerships (Note 5)	-	100,000	140,344
Other	23,375	45,558	36,534

Total operating expenses and loss	137,685	682,602	982,334

Income (loss) from operations	60,151	(543,269)	(970,621)

Equity in losses of Local Limited Partnerships (Note 2)	-	(105,655)	(247,905)

Loss on sale of Local Limited Partnerships	-	(11,724)	(25,377)

Interest income	19	21	9,541

Net income (loss)	$60,170	$(660,627)	$(1,234,362)

Net income (loss) allocated to:
General Partner	$60	$(661)	$(1,234)

Limited Partners	$60,110	$(659,966)	$(1,233,128)

Net income (loss) per Partnership Unit	$3.19	$(35.01)	$(65.42)

Outstanding weighted Partnership Units	18,850	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2014, 2013, and 2012

	General Partner	Limited Partners	Total
Partners’ equity (deficit) at March 31, 2011	$(16,573)	$1,445,400	$1,428,827

Net loss	(1,234)	(1,233,128)	(1,234,362)

Partners’ equity (deficit) at March 31, 2012	(17,807)	212,272	194,465

Contributions (Note 6)	144,844	-	144,844

Net loss	(661)	(659,966)	(660,627)

Partners’ equity (deficit) at March 31, 2013	126,376	(447,694)	(321,318)

Net income	60	60,110	60,170

Partners’ equity (deficit) at March 31, 2014	$126,436	$(387,584)	$(261,148)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$60,170	$(660,627)	$(1,234,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	-	9,049	33,272
Impairment loss	-	432,916	638,150
Equity in losses of Local Limited Partnerships	-	105,655	247,905
Write off of advances to Local Limited Partnerships	-	100,000	140,344
Increase in other assets		-	-
Write off of other assets	-	-	22,964
Loss on sale of Local Limited Partnership	-	11,724	25,377
Increase (decrease) in accrued expenses	(30)	30	(2,295)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(34,699)	93,979	(9,880)

Net cash provided by (used in) operating activities	25,441	92,726	(138,525)

Cash flows from investing activities:
Distributions from Local Limited Partnerships	-	-	34,663
Advances to Local Limited Partnerships	-	(100,000)	(140,344)
Net payment made on sale of Local Limited Partnership	-	(11,724)	(25,377)

Net cash used in investing activities	-	(111,724)	(131,058)

Cash flows from financing activities:
Advances received from General Partner and affiliates	-	10,000	134,844

Net cash provided by financing activities	-	10,000	134,844

Net increase (decrease) in cash	25,441	(8,998)	(134,739)

Cash, beginning of period	17,141	26,139	160,878

Cash, end of period	$42,582	$17,141	$26,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

NON - CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$-	$144,844	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for each year ended March 31, 2014 and 2013 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2014 and 2013, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, there financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2014, 2013, and 2012 was $0, $9,049 and $33,272, respectively. As of March 31, 2014, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013, and 2012 impairment loss related to investments in Local Limited Partnerships was $0, $13,085, and $344,426, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2014, 2013, and 2012, impairment loss of $0, $419,831, and $293,724, was recorded against the related intangibles.

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership's financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 390 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013 are approximately $3,650,000 and $4,239,000 respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013, and 2012 impairment loss related to investments in Local Limited Partnerships was $0, $13,085, and $344,426, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2014, 2013, and 2012, impairment loss of $0, $419,853, and $293,724, were recorded on the related intangibles.

At March 31, 2014 and 2013, the investment accounts for eleven of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of (income) losses for the years ended March 31, 2014, 2013, and 2012, amounting to $446,000, $99,545, and $(1,075,180), respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $992,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,
	2014	2013	2012

Investments per balance sheet, beginning of period	$-	$472,226	$1,426,216
Impairment loss	-	(432,916)	(638,150)
Distributions received from Local Limited Partnerships	-	-	(34,663)
Equity in losses of Local Limited Partnerships	-	(30,261)	(247,905)
Amortization of paid acquisition fees and costs	-	(9,049)	(33,272)

Investments per balance sheet, end of period	$-	$-	$472,226

	For the Years Ended March 31,
	2014	2013	2012

Investments in Local Limited Partnerships, net	$-	$-	$43,346
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $23,463	-	-	428,880
Investments per balance sheet, end of period	$-	$-	$472,226

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2013 and 2012 of $9,754,000 and $8,855,000, respectively)	$15,986,000	$16,793,000
Land	920,000	920,000
Other assets	2,599,000	2,703,000

Total assets	$19,505,000	$20,416,000

LIABILITIES

Mortgage loans payable	$13,814,000	$14,013,000
Due to related parties	146,000	326,000
Other liabilities	472,000	479,000

Total liabilities	14,432,000	14,818,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	3,650,000	4,239,000
Other partners	1,423,000	1,359,000

Total partners’ equity	5,073,000	5,598,000

Total liabilities and partners’ equity	$19,505,000	$20,416,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$2,956,000	$2,855,000	$5,006,000

Expenses:
Operating expenses	2,019,000	1,708,000	2,449,000
Interest expense	547,000	561,000	777,000
Depreciation and amortization	792,000	791,000	953,000

Total expenses	3,358,000	3,060,000	4,179,000

Net operating income (loss)	$(402,000)	$(205,000)	$(827,000)

Net income (loss) allocable to the Partnership	$(402,000)	$(205,000)	$(827,000)

Net loss recorded by the Partnership	$-	$(106,000)	$(248,000)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Accumulated amortization of these capitalized costs was $0 and $0, as of March 31, 2014 and 2013, respectively. Impairment of the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2014 the acquisition fees have been fully amortized or impaired.

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

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $43,408, $52,234 and $55,176 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $0, $0 and $45,000 was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $170,313, $57,186, and $113,998, during the years ended March 31, 2014, 2013 and 2012, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

During the years ended March 31, 2014, 2013, and 2012, the Partnership received cash advances from the General Partner or affiliates totaling $0, $10,000, and $134,844, respectively. All advances were forgiven during the year ended March 31, 2014 (see Note 6).

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$5,924	$84,031
Asset management fee payable	297,806	254,398

Total	$303,730	$338,429

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2014

Income	$-	129,000	69,000	-

Operating expenses and loss	(63,000)	(38,000)	(17,000)	(20,000)

Loss from operations	(63,000)	91,000	52,000	(20,000)

Equity in losses of Local Limited Partnerships	-	-	-	-

Loss on sale of Local Limited Partnerships	-	-	-	-

Net income (loss)	(63,000)	91,000	52,000	(20,000)

Net income (loss) available to Limited Partners	(63,000)	91,000	52,000	(20,000)

Net income (loss) per Partnership Unit	(3)	5	3	(2)

	June 30	September 30	December 31	March 31

2013

Income	$129,000	2,000	2,000	7,000

Operating expenses and loss	(392,000)	(59,000)	(138,000)	(94,000)

Loss from operations	(263,000)	(57,000)	(136,000)	(87,000)

Equity in losses of Local Limited Partnerships	(30,000)	-	-	(76,000)

Loss on sale of Local Limited Partnerships	-	-	-	(12,000)

Net loss	(293,000)	(57,000)	(136,000)	(175,000)

Net loss available to Limited Partners	(293,000)	(57,000)	(136,000)	(174,000)

Net loss per Partnership Unit	(16)	(3)	(7)	(9)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013, and 2012

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

NOTE 5 – DUE FROM AFFILIATES, NET

At March 31, 2014 and 2013, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,000 were received on March 16, 2012 and 2010, respectively. During the years ended March 31, 2014, 2013 and 2012, equity in losses of Local Limited Partnerships of $0, $75,934 and $0, respectively, was applied against the loans and a valuation allowance was recorded.

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

For the Years Ended March 31, 2014, 2013, and 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture. Until the completion of the Compliance Period, the purchaser must furnish the Partnership with reports proving that the Housing Complex is still in compliance with the IRS code.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

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

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2014, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership Agreement to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $43,408, $52,234, and $55,176, were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $0, $0 and $45,000, was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

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

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership Agreement . The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of $92,207, $98,931, and $93,341, for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $170,313, $57,186, and $113,998, during the years ended March 31, 2014, 2013, and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $615, and $1,156 for the General Partner for the years ended December 31, 2014, 2013, and 2012, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2014, 2013 and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

The management and control of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2014	2013

Audit Fees	$24,700	$22,850
Audit-related Fees		-
Tax Fees		-
All Other Fees		-
TOTAL	$24,700	$22,850

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm.

Balance Sheets, March 31, 2014 and 2013.

Statements of Operations for the years ended March 31, 2014, 2013, and 2012.

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012.

Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012.

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013, and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013, and 2012 (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014			Initial Cost to Partnership				As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$39,000	$945,000	105,000	1,179,000	443,000	841,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	387,000	120,000	2,021,000	1,022,000	1,119,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	87,000	3,071,000	129,000	3,962,000	1,199,000	2,892,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	24,000	661,000	64,000	1,204,000	396,000	872,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	738,000	62,000	1,175,000	492,000	746,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	209,000	3,477,000	-	7,295,000	2,356,000	4,938,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	646,000	49,000	967,000	510,000	506,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	81,000	913,000	82,000	1,289,000	659,000	711,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014			Initial Cost to Partnership				As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Tahlequah Properties IV	Tahlequah, Oklahoma	375,000	375,000	42,000	1,396,000	(1,000)	750,000	42,000	1,395,000	550,000	887,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	3,000	1,353,000	72,000	1,710,000	620,000	1,163,000

United Development L.P., 2000	Memphis Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	873,000	195,000	3,543,000	1,507,000	2,231,000
		$9,429,000	$9,429,000	$838,000	$25,381,000	$441,000	$13,814,000	$920,000	$25,740,000	$9,754,000	$16,906,000

WNC Housing Tax Credit Fund III, L.P.

Schedule III

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$145,000	(19,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	194,000	(41,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	496,000	43,000	2000	Completed	40

Montrose County Estates Limited Dividend Housing Association, L.P.	165,000	(50,000)	2001	Completed	40

Ozark Properties III	135,000	(23,000)	2001	Completed	40

Pierce Street Partners, L.P.	800,000	2,000	2000	Completed	40

Red Oaks Estates, L.P.	172,000	(80,000)	2000	Completed	27.5

School Square, L.P.	135,000	14,000	2000	Completed	27.5

Tahlequah Properties IV	124,000	(36,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	106,000	(38,000)	2001	Completed	40

United Development 2000, L.P.	197,000	(174,000)	2000	Completed	27.5

	$2,669,000	(402,000)

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013			Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$33,000	$951,000	$105,000	$1,173,000	$412,000	$866,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	398,000	120,000	2,021,000	953,000	1,188,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	84,000	3,107,000	129,000	3,959,000	1,091,000	2,997,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	24,000	664,000	64,000	1,204,000	365,000	903,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	748,000	62,000	1,175,000	457,000	780,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	176,000	3,526,000	-	7,262,000	2,159,000	5,103,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	656,000	49,000	967,000	474,000	542,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	33,000	921,000	82,000	1,241,000	612,000	711,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership					As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$27,000		$963,000	$105,000	$1,170,000	$381,000	$894,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-		415,000	120,000	2,021,000	883,000	1,258,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	54,000		2,977,000	129,000	3,942,000	985,000	3,086,000

Lake Village Apartments, L.P. (2)	Kewanee, Illinois	3,834,000	3,834,000	111,000	6,327,000	(3,331,000)	(1)	2,010,000	111,000	2,978,000	1,537,000	1,552,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	8,000		670,000	64,000	1,197,000	335,000	926,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-		768,000	62,000	1,175,000	422,000	815,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	145,000		3,364,000	-	7,253,000	1,963,000	5,290,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-		674,000	49,000	967,000	438,000	578,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	11,000		936,000	82,000	1,237,000	618,000	701,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012			Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
Tahlequah	Tahlequah,
Properties IV	Oklahoma	375,000	375,000	42,000	1,396,000	-	771,000	42,000	1,396,000	467,000	971,000
Timberwolf
Townhomes,	Deer River,
L.P.	Minnesota	469,000	469,000	72,000	1,707,000	-	1,355,000	72,000	1,707,000	531,000	1,248,000
United	West
Development	Memphis,
L.P., 2000	Arkansas	2,249,000	2,249,000	195,000	3,544,000	-	955,000	195,000	3,543,000	1,245,000	2,493,000
		$13,263,000	$13,263,000	$949,000	$31,708,000	$(3,040,000)	$14,254,000	$1,031,000	$28,586,000	$9,805,000	$19,812,000

(1) Impairment charge recorded as a result of a permanent decline in value.

(2) This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2012.

WNC Housing Tax Credit Fund III, L.P.

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$138,000	$(23,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	171,000	(55,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	476,000	(86,000)	2000	Completed	40

Lake Village Apartments, L.P. (1)	132,000	1,396,000	2000	Completed	27.5

Montrose County Estates Limited Dividend Housing Association, L.P.	163,000	(36,000)	2001	Completed	40

Ozark Properties III	126,000	(18,000)	2001	Completed	40

Pierce Street Partners, L.P.	791,000	(113,000)	2000	Completed	40

Red Oaks Estates, L.P.	171,000	(7,000)	2000	Completed	27.5

School Square, L.P.	129,000	(41,000)	2000	Completed	27.5

Tahlequah Properties IV	126,000	(40,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	105,000	(26,000)	2001	Completed	40

United Development 2000, L.P.	259,000	(124,000)	2000	Completed	27.5
	$2,787,000	$827,000

(1) This Local Limited Partnership has been identified for disposition and was sold subsequent to March 31, 2012.

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

Date: June 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 23, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 23, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 23, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 23, 2014

