Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2014-08-12
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Cash	$245,783	$42,582
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-

Total Assets	$245,783	$42,582

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$310,060	$303,730

Total Liabilities	310,060	303,730

Partners’ Equity (Deficit):
General Partner	126,633	126,436
Limited Partners (25,000 Partnership Units authorized;18,850 Partnership Units issued and outstanding)	(190,910)	(387,584)

Total Partners’ Equity (Deficit)	(64,277)	(261,148)

Total Liabilities and Partners’ Equity (Deficit)	$245,783	$42,582

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Operating income:
Reporting fees	$42,787	$-
Distribution income	168,374	-

Total operating income	211,161	-

Operating expenses:
Asset management fees (Note 3)	10,853	10,853
Legal and accounting fees	-	41,245
Other	3,443	10,757

Total operating expenses	14,296	62,855

Income (loss) from operations	196,865	(62,855)

Interest income	6	-

Net income (loss)	$196,871	$(62,855)

Net income (loss) allocated to:
General Partner	$197	$(63)

Limited Partners	$196,674	$(62,792)

Net income (loss) per Partnership Unit	$10	$(3)

Outstanding weighted Partnership Units	18,850	18,850

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$126,436	$(387,584)	$(261,148)

Net income	197	196,674	196,871

Partners’ equity (deficit) at June 30, 2014	$126,633	$(190,910)	$(64,277)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$196,871	$(62,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in accrued expenses	-	(30)
Increase in accrued fees and expenses due to General Partner and affiliates	6,330	52,655

Net cash provided by (used in) operating activities	203,201	(10,230)

Net increase (decrease) in cash	203,201	(10,230)

Cash, beginning of period	42,582	17,141

Cash, end of period	$245,783	$6,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

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

As of March 31, 2014, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P. (“Stroud”) and Lake Village Apartments, L.P. (“Lake Village”).

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Local Limited Partnership obligations and funding of reserves.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2014 and March 31, 2014, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011  remain open.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 390 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$739,000	$714,000

Expenses:
Interest expense	137,000	140,000
Depreciation and amortization	198,000	198,000
Operating expenses	505,000	461,000
Total expenses	840,000	799,000

Net loss	$(101,000)	$(85,000)
Net loss allocable to the Partnership	$(101,000)	$(85,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,853 were incurred during each the three months ended June 30, 2014 and 2013, none of which was paid during either of the three months ended June 30, 2014 and 2013.

b)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $7,966 and $7,500 during the three months ended June 30, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$1,401	$5,924
Asset management fee payable	308,659	297,806

Total	$310,060	$303,730

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30, 2014 and March 31, 2014, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”) in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the respective property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1.1 million loan was refinanced. The General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,000 were received on March 16, 2012 and 2010, respectively. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

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

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $246,000 in cash. Liabilities at June 30, 2014 consisted of $310,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net income for the three months ended June 30, 2014 was $197,000, reflecting an increase of $260,000 from the $(63,000) net loss experienced for the three months ended June 30, 2013. Accounting and legal expenses decreased by $41,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Due to the timing of work performed. Other expenses decreased by $7,000 during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The change was mostly due to the payment of a state pass through entity income tax for one of the Local Limited Partnerships for the three months ended June 30, 2013. The Partnership received $211,000 more of reporting fees and distribution income for the three months ended June 30, 2014. Reporting fees and distribution income vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The net increase in cash during the three months ended June 30, 2014 was $203,000 compared to a net decrease in cash for the three months ended June 30, 2013 of $(10,000). The Partnership received $211,000 more of reporting fees and distribution income for the three months ended June 30, 2014 as discussed above.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $6,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

4

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

Date: August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2014

6