Form 10-Q
period 2014-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2014-11-14
CIK 1084067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Cash	$169,612	$42,582
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	6,084	-

Total Assets	$175,696	$42,582

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$283,496	$303,730

Total Liabilities	283,496	303,730

Partners’ Equity (Deficit):
General Partner	126,589	126,436
Limited Partners (25,000 Partnership Units authorized; 18,850 Partnership Units issued and outstanding)	(234,389)	(387,584)

Total Partners’ Equity (Deficit)	(107,800)	(261,148)

Total Liabilities and Partners’ Equity (Deficit)	$175,696	$42,582

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$1,000	$43,787	$129,277	$129,277
Distribution income	-	168,374	-	-

Total operating income	1,000	212,161	129,277	129,277

Operating expenses:
Asset management fees (Note 3)	10,851	21,704	10,851	21,704
Legal and accounting fees	23,472	23,472	22,203	63,448
Other	10,215	13,658	5,055	15,812

Total operating expenses	44,538	58,834	38,109	100,964

Income (loss) from operations	(43,538)	153,327	91,168	28,313

Interest income	15	21	4	4

Net income (loss)	$(43,523)	$153,348	$91,172	$28,317

Net income (loss) allocated to:
General Partner	$(44)	$153	$91	$28

Limited Partners	$(43,479)	$153,195	$91,081	$28,289

Net income (loss) per Partnership Unit	$(2)	$8	$5	$2

Outstanding weighted Partnership Units	18,850	18,850	18,850	18,850

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$126,436	$(387,584)	$(261,148)

Net income	153	153,195	153,348

Partners’ equity (deficit) at September 30, 2014	$126,589	$(234,389)	$(107,800)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$153,348	$28,317
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(6,084)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(20,234)	91,394
Decrease in accrued expenses	-	(30)

Net cash provided by operating activities	127,030	119,681

Net increase in cash	127,030	119,681

Cash, beginning of period	42,582	17,141

Cash, end of period	$169,612	$136,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2014 and March 31, 2014, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 390 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$1,478,000	$1,427,000

Expenses:
Interest expense	274,000	281,000
Depreciation and amortization	396,000	396,000
Operating expenses	1,009,000	922,000
Total expenses	1,679,000	1,599,000

Net loss	$(201,000)	$(172,000)

Net loss allocable to the Partnership	$(201,000)	$(171,000)

Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $21,704 were incurred during each of the six months ended September 30, 2014 and 2013. The Partnership paid the General Partner or its affiliates $50,000 and $0 during the six months ended September 30, 2014 and 2013, respectively.

(b)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(c)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $34,402 and $7,500 during the six months ended September 30, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$13,986	$5,924
Asset management fee payable	269,510	297,806

Total	$283,496	$303,730

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 4 – DUE FROM AFFILIATES, NET

At September 30, 2014 and March 31, 2014, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Southern Hills had a construction loan payable aggregating approximately $1,100,000 as of December 31, 2001, which was due in March 2002 and was not repaid at that time. In September 2002 the $1,100,000 loan was refinanced. The Local General Partner paid off $557,000 of the loan with investment money received from the Partnership. The remaining balance was converted to a $463,000 first mortgage with a bank and an $80,000 promissory note due in 20 years to the Partnership. The payments are to be made monthly and at the end of the year from available cash flow. The Partnership expects this loan to be collectible in full. The mortgage note has covenants requiring the DCR to be maintained at 1.20 or greater. In such cases where the DCR would fall below 1.20, no payments on the note would be made. The most recent payments of $9,516 and $20,000 were received on March 16, 2012 and 2010, respectively. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $170,000 in cash and $6,000 in other assets. Liabilities at September 30, 2014 consisted of $283,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013. The Partnership’s net loss for the three months ended September 30, 2014 was $44,000, reflecting a decrease of $135,000 from the $91,000 net income experienced for the three months ended September 30, 2013. Legal and accounting fees increased by $1,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This is due to the timing of the accounting work performed. Other expenses increased by $5,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to the increase in consulting work performed. Additionally, reporting fees decreased by $128,000 during the three months ended September 30, 2014. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013. The Partnership’s net income for the six months ended September 30, 2014 was $153,000, reflecting an increase of $125,000 from the $28,000 net income experienced for the six months ended September 30, 2013. Accounting and legal expenses decreased by $40,000 for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 due to the timing of work performed. Other expenses also decreased by $2,000 during the six months ended September 30, 2014 compared to the six months ended September 30, 2013. The change was mostly due to the decrease in consulting work provided for the six months ended September 30, 2014. The Partnership also received $168,000 more in distributions and $85,000 less in reporting fees from Local Limited Partnerships during the six months ended September 30, 2014 compared to the six months ended September 30, 2013. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013. The net increase in cash during the six months ended September 30, 2014 was $127,000 compared to a net increase in cash for the six months ended September 30, 2013 of $120,000. The Partnership received $212,000 in distributions and reporting fees during the six months ended September 30, 2014 compared to $129,000 received during the six months ended September 30, 2013. These payments vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership reimbursed $34,000 of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2014 compared to $8,000 paid during the six months ended September 30, 2013. Additionally, the Partnership paid $50,000 and $0 in asset management fees during the six months ended September 30, 2014 and 2013, respectively. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

During the six months ended September 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $20,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2015.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2014, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 7

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 14, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2014

