Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2015-02-13
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Balance Sheets
As of December 31, 2014 and March 31, 2014	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2014 and 2013	4

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2014	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS

Cash	$171,125	$42,582
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	6,462	-

Total Assets	$177,587	$42,582

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$315,070	$303,730

Total Liabilities	315,070	303,730

Partners’ Equity (Deficit):
General Partner	126,560	126,436
Limited Partners (25,000 Partnership Units authorized;
18,840 and 18,850, respectively, Partnership Units issued and outstanding)	(264,043)	(387,584)

Total Partners’ Equity (Deficit)	(137,483)	(261,148)

Total Liabilities and Partners’ Equity (Deficit)	$177,587	$42,582

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$1,500	$18,221	$68,559	$197,836
Distribution income	-	168,374	-	-
Other income	-	27,066

Total operating income	1,500	213,661	68,559	197,836

Operating expenses:
Asset management fees (Note 3)	10,852	32,556	10,852	32,556
Legal and accounting fees	17,200	40,672	2,400	65,848
Other	3,144	16,802	3,521	19,333

Total operating expenses	31,196	90,030	16,773	117,737

Income (loss) from operations	(29,696)	123,631	51,786	80,099

Interest income	13	34	11	15

Net income (loss)	$(29,683)	$123,665	$51,797	$80,114

Net income (loss) allocated to:
General Partner	$(30)	$124	$52	$80

Limited Partners	$(29,653)	$123,541	$51,745	$80,034

Net income (loss) per Partnership Unit	$(2)	$7	$3	$4

Outstanding weighted Partnership Units	18,840	18,840	18,850	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$126,436	$(387,584)	$(261,148)

Net income	124	123,541	123,665

Partners’ equity (deficit) at December 31, 2014	$126,560	$(264,043)	$(137,483)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$123,665	$80,114
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase in other assets	(6,462)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	11,340	(16,833)
Decrease in accrued expenses	-	(30)

Net cash provided by operating activities	128,543	63,251

Net increase in cash	128,543	63,251

Cash, beginning of period	42,582	17,141

Cash, end of period	$171,125	$80,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2014 and March 31, 2014, a total of 18,840 and 18,850 Partnership units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2014
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

For the Quarterly Period Ended December 31, 2014
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or   syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2014
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

For the Quarterly Period Ended December 31, 2014
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

Net income (loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 390 apartment units.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2014	2013

Revenues	$2,217,000	$2,141,000

Expenses:
Interest expense	411,000	421,000
Depreciation and amortization	594,000	593,000
Operating expenses	1,514,000	1,383,000
Total expenses	2,519,000	2,397,000

Net loss	$(302,000)	$(256,000)
Net loss allocable to the Partnership	$(302,000)	$(256,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $32,556 were incurred during each of the nine months ended December 31, 2014 and 2013, respectively, of which $50,000 and $0 was paid during the nine months ended December 31, 2014 and 2013, respectively.

(b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $34,402 and $132,500 during the nine months ended December 31, 2014 and 2013, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$34,708	$5,924
Asset management fee payable	280,362	297,806

Total	$315,070	$303,730

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2014
(Unaudited)

NOTE 4 – DUE FROM AFFILIATES, NET

At December 31, 2014 and March 31, 2014, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $27,066, $9,516 and $20,000 were received on May 29, 2014, March 16, 2012 and 2010, respectively. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $171,000 in cash and $6,000 in other assets. Liabilities at December 31, 2014 consisted of $315,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013. The Partnership’s net loss for the three months ended December 31, 2014 was $30,000 reflecting a decrease of $82,000 from the $52,000 net income experienced for the three months ended December 31, 2013. Legal and accounting fees increased by $15,000 for the three months ended December 31, 2014 due to the timing of the accounting work performed. Reporting fees decreased by $67,000 during the three months ended December 31, 2014.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay the fees to the Partnership when the Local Limited Partnerships’ cash flows will allow the payment.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The Partnership’s net income for the nine months ended December 31, 2014 was $124,000, reflecting an increase of $44,000 from the $80,000 net income experienced for the nine months ended December 31, 2013. Legal and accounting fees decreased by $25,000 for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 due to the timing of work performed. Other expenses also decreased by $3,000 during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. The change was mostly due to the decrease in consulting work provided for the nine months ended December 31, 2014. The Partnership also received $168,000 more in distributions and $180,000 less in reporting fees from Local Limited Partnerships during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013. Distributions and reporting fees vary depending on when the Local Limited Partnership’s cash flows will allow for payment. The Partnership also received $27,000 as payment for interest previously reserved on the note due from an affiliate from one Local Limited Partnership during the nine months ended December 31, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The net increase in cash during the nine months ended December 31, 2014 was $129,000 compared to a net increase in cash for the nine months ended December 31, 2013 of $63,000. The Partnership received $187,000 in distributions and reporting fees during the nine months ended December 31, 2014 compared to $198,000 received during the nine months ended December 31, 2013. These payments vary depending on when the Local Limited Partnerships' cash flows will allow for the payment. The Partnership reimbursed $34,000 of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2014 compared to $133,000 paid during the nine months ended December 31, 2013.  Additionally, the Partnership paid $50,000 and $0 in asset management fees during the nine months ended December 31, 2014 and 2013, respectively. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.  The Partnership also received $27,000 as payment for interest during the nine months ended December 31, 2014 as discussed above.

During the nine months ended December 31, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $11,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2016.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101    Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and December 31, 2013, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2014, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and December 31, 2013 and (v) the Notes to Condensed Financial Statements.

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

Date: February 13, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2015