Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2015-06-17
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”), at a price of $1,000 per Partnership Unit.  As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2015 and 2014, a total of 18,840 and 18,850 Partnership Units, respectively, remain outstanding.

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

The Partnership invested in thirteen Local Limited Partnerships. Four Local Limited Partnerships have been sold or otherwise disposed of as of March 31, 2015.  Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the nine Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Ozark Properties III (“Ozark”). Ozark was appraised for $680,000 and had a mortgage balance of $717,962 as of December 31, 2014. The Partnership received $30,001 in cash proceeds which will be used to pay accrued asset management fees. Ozark will complete its compliance period by the end of 2015. The Purchaser has guaranteed that the Local Limited Partnership will remain in compliance with the Low Income Housing Tax Credit code through the end of its compliance period; therefore there is no risk of recapture.

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Tahlequah Properties IV (“Tahlequah”). Tahlequah was appraised for $430,000 and had a mortgage balance of $728,521 as of December 31, 2014. The Partnership received $24,000 in cash proceeds which will be used to pay accrued asset management fees. Tahlequah was sold before the end of its compliance period. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which will be used to pay accrued asset management fees of $25,500, and retain the remaining $3,000 in reserves for future operating expenses. The Partnership’s investment balance is zero; therefore a gain of $28,500 will be recorded. The compliance period has been completed therefore there is no risk of recapture.

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

Fluctuating economic conditions can reduce the value of real estate.  The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future low income housing tax credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of all periods presented, the Partnership had reduced the carrying amount to zero with respect to all of its investments.

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

For the years ended March 31, 2015, 2014 and 2013, a loss in value of the Partnership’s investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership’s financial statements.  Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $432,916, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable increased (decreased) by approximately ($7,000), $43,000 and $52,000 for the years ended March 31, 2015, 2014 and 2013, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $37,274 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Item 1B.  Unresolved Staff Comments

Not Applicable

 Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 7

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	$360,000	$360,000	18	$470,000	$939,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	1,284,000	1,284,000	30	1,668,000	450,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	988,000	988,000	64	1,288,000	3,033,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	487,000	487,000	32	676,000	657,000

Ozark Properties III (2)	Ozark, Arkansas	ERC Properties, Inc.	N/A	N/A	24	393,000	718,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,437,000	3,425,000

			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Red Oaks Estates, L.P. (3)	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	242,000	242,000	24	337,000	635,000

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	286,000	286,000	17	397,000	905,000

Tahlequah Properties IV (2)	Tahlequah, Oklahoma	ERC Properties, Inc.	N/A	N/A	24	490,000	728,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,347,000

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,249,000	2,249,000	51	3,000,000	841,000

			$8,754,000	$8,754,000	390	$11,787,000	$13,678,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but as of March 31, 2015.

(3) The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

2nd Fairhaven, LLC	$145,000	$(29,000)	99.98%

ACN Southern Hills Partners II, L.P.	96,000	(26,000)	99.98%

Hickory Lane Partners, L.P.	504,000	(23,000)	99.98%

Montrose County Estates Limited Dividend Housing Association, L.P.	169,000	(46,000)	99.98%

Ozark Properties III (1)	146,000	(7,000)	99.98%

Pierce Street Partners, L.P.	805,000	1,000	99.98%

Red Oaks Estates, L.P. (2)	173,000	(16,000)	99.98%

School Square, L.P.	135,000	(26,000)	99.98%

Tahlequah Properties IV (1)	129,000	(32,000)	99.98%

Timberwolf Townhomes, L.P.	115,000	(55,000)	99.98%

United Development L.P., 2000	192,000	(92,000)	99.98%

	$2,609,000	$(351,000)

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but as of March 31, 2015.

(2) The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010
2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	100%	100%	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	100%	100%	90%	93%	97%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	97%	100%	97%	100%	95%

Lake Village Apartments, L.P.	Kewanee, Illinois	Quad Cities Redevelopment Resources, Inc.	N/A	N/A	N/A	66%	66%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	91%	91%	91%	88%	100%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	100%	100%	96%	96%	92%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	98%	98%	100%	98%	99%

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	100%	100%	100%	100%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	100%	100%	100%	100%	100%

Stroud Housing Associates, L.P.	Stroud, Oklahoma	NHS/ERC Housing Company, LLC	N/A	N/A	N/A	N/A	83%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	96%	96%	96%	96%	100%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	100%	100%	100%	85%	95%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	69%	86%	63%	59%	96%

	Weighted Average		94%	97%	93%	94%	93%

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

(b)	At March 31, 2015, there were 966 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2015, 2014 and 2013, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

 Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2015	2014	2013	2012	2011
ASSETS
Cash	$188,892	$42,582	$17,141	$26,139	$160,878
Investments in Local Limited Partnerships, net	-	-	-	472,226	1,426,216
Due from affiliates, net	-	-	-	75,394	75,394
Other assets	6,463	-	-	-	22,964

Total Assets	$195,355	$42,582	$17,141	$573,759	$1,685,452

LIABILITIES
Accrued expenses	$-	$-	$30	$-	$2,295
Accrued fees and expenses due to General Partner and affiliates	296,548	303,730	338,429	379,294	254,330

Total Liabilities	296,548	303,730	338,459	379,294	256,625

PARTNERS' EQUITY (DEFICIT)	(101,193)	(261,148)	(321,318)	194,465	1,428,827

Total Liabilities and Partners’ Equity (Deficit)	$195,355	$(42,582)	$17,141	$573,759	$1,685,452

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011
Income (loss) from operations (Note 1)	$105,906	$60,151	$(543,269)	$(970,621)	$(1,127,444)
Equity in losses of Local Limited Partnerships	-	-	(105,655)	(247,905)	(279,911)
Gain (loss) on sale of Local Limited Partnership	54,002	-	(11,724)	(25,377)	-
Interest income	47	19	21	9,541	165
Net income (loss)	$159,955	$60,170	$(660,627)	$(1,234,362)	$(1,407,190)

Net income (loss) allocated to:
General Partner	$160	$60	$(661)	$(1,234)	$(1,407)
Limited Partners	$159,795	$60,110	$(659,966)	$(1,233,128)	$(1,405,783)
Net income (loss) per Partnership Unit	$8.48	$3	$(35.01)	$(65.42)	$(74.58)
Outstanding weighted Partnership Units	18,840	18,850	18,850	18,850	18,850

Note 1 – Income (loss) from operations for the years ended March 31, 2015, 2014, 2013, 2012 and 2011 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $432,916, $638,150 and $853,991, respectively.

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Net cash provided by (used in):
Operating activities	$92,308	$25,441	$92,726	$(138,525)	$(197,049)
Investing activities	54,002	-	(111,724)	(131,058)	19,397
Financing activities	-	-	10,000	134,844	-
Net change in cash	146,310	25,441	(8,998)	(134,739)	(177,652)

Cash, beginning of period	42,582	17,141	26,139	160,878	338,530

Cash, end of period	$188,892	$42,582	$17,141	$26,139	$160,878

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2014	2013	2012	2011	2010

Federal	$-	$-	$33	$61	$91

State	-	-	-	-	-

Total	$-	$-	$33	$61	$91

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

Impact of Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2015 consisted of $189,000 in cash and $6,000 in other assets.  Liabilities at March 31, 2015 consisted of $297,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The Partnership’s net income for the year ended March 31, 2015 was $160,000, reflecting an increase of $100,000  from the net income of $60,000 experienced for the year ended March 31, 2014. The change was largely due to a gain on sale of Local Limited Partnership of $54,000 for the year ended March 31, 2015 compared to no gain on sale recorded during the year ended March 31, 2014. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Legal and accounting fees decreased by $27,000 for the year ended March 31, 2015 due to the timing of the work performed. The Partnership received $188,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2015 compared to $198,000 received during the year ended March 31, 2014.  Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership also received $27,000 as payment for interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the year ended March 31, 2015.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013  The Partnership’s net income for the year ended March 31, 2014 was $60,000, reflecting a decrease of $721,000  from the net loss of $661,000 experienced for the year ended March 31, 2013. The change was largely due to a decrease of $433,000  in impairment loss for the year ended March 31, 2014. The equity in losses of Local Limited Partnership decreased by $106,000 for the year ended March 31, 2014 compared to the year ended March 31, 2013.  All investments were reduced to zero during the year ended March 31, 2013; therefore no further impairment or equity in losses could be recorded.   During the year ended March 31, 2014, there were no advances made to the Local Limited Partnerships compared to $100,000 advanced and fully reserved for during the year ended March 31, 2013. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Legal and accounting fees increased by $(28,000) for the year ended March 31, 2014 due to the timing of the work performed. Asset management fees decreased by $9,000 for the year ended March 31, 2014. The fees are calculated based on the value of the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, therefore decreasing the asset management fee. Amortization decreased by $9,000 due to the impairment of intangible assets to zero during the year ended March 31, 2013. During the year ended March 31, 2014 there was no loss on sale of Local Limited Partnerships compared to the $(12,000) loss on sale of Local Limited Partnerships for the year ended March 31, 2013. The loss recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. No Local Limited Partnerships were sold during the year ended March 31, 2014.  Other expenses decreased by $22,000 during the year ended March 31, 2014 compared to the year ended March 31, 2013.  The change was mostly due to the payment of a state pass through entity income tax for one of the Local Limited Partnerships for the year ended March 31, 2013.  The Partnership also received $198,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2014 compared to $127,000 received during the year ended March 31, 2013.  Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment.  Lastly, other income decreased by $12,000 due to a refund during the year ended March 31, 2013 of legal fees overcharged in prior periods.

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014. The net increase in cash during the year ended March 31, 2015 was $146,000 compared to a net increase in cash for the year ended March 31, 2014 of $25,000.   The change was partially due to $54,000 in cash proceeds received from the disposition of Local Limited Partnerships during the year ended March 31, 2015. Proceeds received from disposition vary from period to period as discussed above. The Partnership received $188,000 in distributions and reporting fees during the year ended March 31, 2015 compared to $198,000 received during the year ended March 31, 2014. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $72,000 reimbursement of operating advances paid to the General Partner or an affiliate compared to $170,000 paid during the year ended March 31, 2014. In addition, the Partnership paid $50,000 in accrued asset management fees during the year ended March 31, 2015 compared to no payment for the year ended March 31, 2014. The reimbursements of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also received $27,000 as payment for interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the year ended March 31, 2015.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013. The net increase in cash during the year ended March 31, 2014 was $25,000 compared to a net decrease in cash for the year ended March 31, 2013 of $9,000. The Partnership received $198,000 in distributions and reporting fees during the year ended March 31, 2014 compared to $127,000 received during the year ended March 31, 2013 as discussed above.  There was a $170,000 reimbursement of operating advances paid to the General Partner or an affiliate compared to $57,000 paid during the year ended March 31, 2013.  Additionally the Partnership made advances of $100,000 during the year ended March 31, 2013 to a Local Limited Partnership that was experiencing operational issues compared to no advances made during the year ended March 31, 2014. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also received $10,000 of cash advances from the General Partner or affiliates to aid one of the Local Limited Partnerships with its operational issues during the year ended March 31, 2013 compared to no such advances received during the year ended March 31, 2014.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, decreased by approximately $7,000, $35,000 and $41,000 for the years ended March 31, 2015, 2014 and 2013, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total

Asset management fees (1)	$333,822	$37,274	$37,274	$37,274	$37,274	$1,490,960	$1,973,878
Total contractual cash obligations	$333,823	$37,274	$37,274	$37,274	$37,274	$1,490,960	$1,973,878

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Ozark Properties III (“Ozark”). Ozark was appraised for $680,000 and had a mortgage balance of $717,962 as of December 31, 2014. The Partnership received $30,001 in cash proceeds which will be used to pay accrued asset management fees. Ozark will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Ozark must remain in compliance with Section 42 of the IRS code. The Purchaser has guaranteed that the Local Limited Partnership will remain in compliance with the Low Income Housing Tax Credit code through the end of its compliance period; therefore there is no risk of recapture.

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Tahlequah Properties IV (“Tahlequah”). Tahlequah was appraised for $430,000 and had a mortgage balance of $728,521 as of December 31, 2014. The Partnership received $24,001 in cash proceeds which will be used to pay accrued asset management fees. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which will be used to pay accrued asset management fees of $25,500, and retained $3,000 to reserve for future expenses. Red Oaks completed its compliance period at the end of 2014; therefore there is no risk of recapture.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP
Bethesda, Maryland
June 17, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2015	2014

ASSETS

Cash	$188,892	$42,582
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Due from affiliates, net (Note 5)	-	-
Other assets	6,463	-

Total Assets	$195,355	$42,582

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$296,548	$303,730

Total Liabilities	296,548	303,730

Partners’ Equity (Deficit):
General Partner	126,596	126,436
Limited Partners (25,000 Partnership Units authorized; 18,840 and 18,850, respectively, Partnership Units issued and outstanding)	(227,789)	(387,584)

Total Partners’ Equity (Deficit)	(101,193)	(261,148)

Total Liabilities and Partners’ Equity (Deficit)	$195,355	$42,582

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2015	2014	2013
Operating income:
Reporting fees	$19,221	11,558	22,141
Distribution income	168,374	186,278	104,501
Other income	27,066	-	12,691

Total operating income	214,661	197,836	139,333

Operating expenses and loss:
Amortization	-	-	9,049
Asset management fees (Note 3)	43,408	43,408	52,234
Impairment loss (Note 2)	-	-	432,916
Legal and accounting	44,092	70,902	42,845
Write off of advances to Local Limited Partnerships (Note 5)	-	-	100,000
Other	21,255	23,375	45,558

Total operating expenses and loss	108,755	137,685	682,602

Income (loss) from operations	105,906	60,151	(543,269)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(105,655)

Gain (loss) on sale of Local Limited Partnerships	54,002	-	(11,724)

Interest income	47	19	21

Net income (loss)	$159,955	$60,170	$(660,627)

Net income (loss) allocated to:
General Partner	$160	$60	$(661)

Limited Partners	$159,795	$60,110	$(659,966)

Net income (loss) per Partnership Unit	$8.48	$3.19	$(35.01)

Outstanding weighted Partnership Units	18,840	18,850	18,850

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(17,807)	$212,272	$194,465

Contributions (Note 6)	144,844	-	144,844

Net loss	(661)	(659,966)	(660,627)

Partners’ equity (deficit) at March 31, 2013	126,376	(447,694)	(321,318)

Net income	60	60,110	60,170

Partners’ equity (deficit) at March 31, 2014	126,436	(387,584)	(261,148)

Net income	160	159,795	159,955

Partners’ equity (deficit) at March 31, 2015	$126,596	$(227,789)	$(101,193)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$159,955	$60,170	$(660,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	-	-	9,049
Impairment loss	-	-	432,916
Equity in losses of Local Limited Partnerships	-	-	105,655
Write off of advances to Local Limited Partnerships	-	-	100,000
Increase in other assets	(6,463)	-	-
(Gain) loss on sale of Local Limited Partnership	(54,002)	-	11,724
Increase (decrease) in accrued expenses	-	(30)	30
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(7,182)	(34,699)	93,979

Net cash provided by operating activities	92,308	25,441	92,726

Cash flows from investing activities:
Distributions from Local Limited Partnerships	-	-	-
Advances to Local Limited Partnerships	-	-	(100,000)
Net proceeds (payments) on sale of Local Limited Partnerships	54,002	-	(11,724)

Net cash provided by (used in) investing activities	54,002	-	(111,724)

Cash flows from financing activities:
Advances received from General Partner and affiliates	-	-	10,000

Net cash provided by financing activities	-	-	10,000

Net increase (decrease) in cash	146,310	25,441	(8,998)

Cash, beginning of period	42,582	17,141	26,139

Cash, end of period	$188,892	$42,582	$17,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

NON - CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$-	$-	$144,844

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of March 31, 2015 and 2014, a total of 18,840 and 18,850 Partnership Units, respectively, remain outstanding.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Ozark Properties III (“Ozark”). Ozark was appraised for $680,000 and had a mortgage balance of $717,962 as of December 31, 2014. The Partnership received $30,001 in cash proceeds which will be used to pay accrued asset management fees. Ozark will complete its compliance period by the end of 2015. The Purchaser has guaranteed that the Local Limited Partnership will remain in compliance with the Low Income Housing Tax Credit code through the end of its compliance period; therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Tahlequah Properties IV (“Tahlequah”). Tahlequah was appraised for $430,000 and had a mortgage balance of $728,521 as of December 31, 2014. The Partnership received $24,000 in cash proceeds which will be used to pay accrued asset management fees. Tahlequah was sold before the end of its compliance period. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

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

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which will be used to pay accrued asset management fees of $25,500, and retain the remaining $3,000 in reserves for future operating expenses. The Partnership’s investment balance is zero; therefore a gain of $28,500 will be recorded. The compliance period has been completed therefore there is no risk of recapture.

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

“Equity in losses of Local Limited Partnerships” for each year ended March 31, 2015 and 2014 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2015 and 2014, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2015, 2014 and 2013 was $0, $0 and $9,049  respectively. As of March 31, 2015, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2015, 2014 and 2013 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $13,085, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2015, 2014 and 2013, impairment loss of $0, $0 $419,831, respectively, was recorded against the related intangibles.

 Impact of Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014, the Partnership owns Local Limited Partnership interests in 9 and 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 342 and 390 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 are approximately $3,133,000 and $3,650,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2015, 2014 and 2013 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $13,085, respectively.

The Partnership also evaluated its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2015, 2014 and 2013, impairment loss of $0, $0 and $419,831, respectively, were recorded on the related intangibles.

At March 31, 2015 and 2014, the investment accounts for all of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2015, 2014 and 2013, amounting to $351,000, $446,000 and $99,545, respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $1,110,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,
	2015	2014	2013

Investments per balance sheet, beginning of period	$-	$-	$472,226
Impairment loss	-	-	(432,916)
Equity in losses of Local Limited Partnerships	-	-	(30,261)
Amortization of paid acquisition fees and costs	-	-	(9,049)

Investments per balance sheet, end of period	$-	$-	$-

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2014 and 2013 of $10,532,000 and $9,754,000, respectively)	$15,410,000	$15,986,000
Land	920,000	920,000
Other assets	2,418,000	2,599,000

Total assets	$18,748,000	$19,505,000

LIABILITIES

Mortgage loans payable	$13,678,000	$13,814,000
Due to related parties	70,000	146,000
Other liabilities	453,000	472,000

Total liabilities	14,201,000	14,432,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	3,133,000	3,650,000
Other partners	1,414,000	1,423,000

Total partners’ equity	4,547,000	5,073,000

Total liabilities and partners’ equity	$18,748,000	$19,505,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$3,036,000	$2,956,000	$2,855,000

Expenses:
Operating expenses	1,992,000	2,019,000	1,708,000
Interest expense	602,000	547,000	561,000
Depreciation and amortization	793,000	792,000	791,000

Total expenses	3,387,000	3,358,000	3,060,000

Net loss	$(351,000)	$(402,000)	$(205,000)

Net loss allocable to the Partnership	$(351,000)	$(402,000)	$(205,000)

Net loss recorded by the Partnership	$-	$-	$(106,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $0 and $0, as of March 31, 2015 and 2014, respectively. Impairment of the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.  As of March 31, 2015, the acquisition fees have been fully amortized or impaired.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(a)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $43,408, $43,408 and $52,234 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $50,000, $0 and $0 was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

(b)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $71,649, $170,313 and $57,186, during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(d)
During the years ended March 31, 2015, 2014 and 2013, the Partnership received cash advances from the General Partner or affiliates totaling $0, $0 and $10,000, respectively. All advances were forgiven during the year ended March 2014 (see Note 6).

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2015	2014
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$5,334	$5,924
Asset management fee payable	291,214	297,806

Total	$296,548	$303,730

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

 NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2015

Income	$211,000	1,000	1,000	2,000

Operating expenses and loss	(14,000)	(45,000)	(31,000)	(19,000)

Income (Loss) from operations	197,000	(44,000)	(30,000)	(17,000)

Gain on sale of Local Limited Partnerships	-	-	-	54,000

Net income (loss)	197,000	(44,000)	(30,000)	37,000

Net income (loss) available to Limited Partners	197,000	(44,000)	(30,000)	37,000

Net income (loss) per Partnership Unit	10	(2)	(2)	2

	June 30	September 30	December 31	March 31

2014

Income	$-	129,000	69,000	-

Operating expenses and loss	(63,000)	(38,000)	(17,000)	(20,000)

Loss from operations	(63,000)	91,000	52,000	(20,000)

Net income (loss)	(63,000)	91,000	52,000	(20,000)

Net income (loss) available to Limited Partners	(63,000)	91,000	52,000	(20,000)

Net income (loss) per Partnership Unit	(3)	5	3	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

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

NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2015 and 2014, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $27,066, $9,516 and $20,000 were received on May 29, 2014, March 16, 2012 and 2010, respectively, and are included in other income on the statements of operations. During the years ended March 31, 2015, 2014, and 2014, equity in losses in Local Limited Partnership of $0, $0, and $75,394, respectively, was applied against the loans and a valuation allowance was recorded.

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

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which will be used to pay accrued asset management fees of $25,500, and retain the remaining $3,000 in reserves for future operating expenses. The Partnership’s investment balance is zero; therefore a gain of $28,500 will be recorded. The compliance period has been completed therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2013, the Partnership sold its Local Limited Partnership Interest in Lake Village Apartments, L.P. (“Lake Village”) to an unrelated third party. Lake Village will complete its Compliance Period in 2016. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Ozark Properties III (“Ozark”). Ozark was appraised for $680,000 and had a mortgage balance of $717,962 as of December 31, 2014. The Partnership received $30,001 in cash proceeds which will be used to pay accrued asset management fees. Ozark will complete its compliance period by the end of 2015. The Purchaser has guaranteed that the Local Limited Partnership will remain in compliance with the Low Income Housing Tax Credit code through the end of its compliance period; therefore there is no risk of recapture.

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Tahlequah Properties IV (“Tahlequah”). Tahlequah was appraised for $430,000 and had a mortgage balance of $728,521 as of December 31, 2014. The Partnership received $24,000 in cash proceeds which will be used to pay accrued asset management fees. Tahlequah was sold before the end of its compliance period. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture. Tahlequah will complete its compliance period by the end of 2015. The executed Purchase Agreement states that Tahlequah must remain in compliance with Section 42 of the IRS code. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $43,408, $43,408 and $52,234, were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $50,000, $0 and $0 was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $5,335, $5,925 and $84,032 as of March 31, 2015, 2014 and 2013, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $71,649, $170,313 and $57,186, during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $615, for the General Partner for the years ended December 31, 2015, 2014 and 2013, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014

Audit Fees	$23,850	$24,700
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$23,850	$24,700

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm.
Balance Sheets, March 31, 2015 and 2014.
Statements of Operations for the years ended March 31, 2015, 2014 and 2013.
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013.
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013.
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

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2015, 2014 and 2013 (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$46,000	$939,000	$105,000	$1,186,000	$475,000	$816,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	34,000	450,000	120,000	2,055,000	1,091,000	1,084,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	189,000	3,033,000	129,000	4,064,000	1,309,000	2,884,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	24,000	657,000	64,000	1,204,000	428,000	840,000

Ozark Properties III (*)	Ozark, Arkansas	N/A	N/A	62,000	1,175,000	-	718,000	62,000	1,175,000	526,000	711,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	267,000	3,425,000	-	7,353,000	2,557,000	4,796,000

Red Oaks Estates, L.P. (**)	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	635,000	49,000	967,000	545,000	471,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	81,000	905,000	82,000	1,289,000	708,000	663,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvement	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Tahlequah Properties IV (*)	Tahlequah, Oklahoma	N/A	N/A	42,000	1,396,000	-	728,000	42,000	1,395,000	592,000	845,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	4,000	1,347,000	72,000	1,711,000	665,000	1,118,000

United Development L.P., 2000	Memphis Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	841,000	195,000	3,543,000	1,636,000	2,102,000
		$8,754,000	$8,754,000	838,000	$25,381,000	$644,000	$13,678,000	$920,000	$25,942,000	10,532,000	16,330,000

(*) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but as of March 31, 2015.

(**) The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$145,000	$(29,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	96,000	(26,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	504,000	(23,000)	2000	Completed	40

Montrose County Estates Limited Dividend Housing Association, L.P.	169,000	(46,000)	2001	Completed	40

Ozark Properties III (*)	146,000	(7,000)	2001	Completed	40

Pierce Street Partners, L.P.	805,000	1,000	2000	Completed	40

Red Oaks Estates, L.P. (**)	173,000	(16,000)	2000	Completed	27.5

School Square, L.P.	135,000	(26,000)	2000	Completed	27.5

Tahlequah Properties IV (*)	129,000	(32,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	115,000	(55,000)	2001	Completed	40

United Development 2000, L.P.	192,000	(92,000)	2000	Completed	27.5

	$2,609,000	$(351,000)

(*) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but as of March 31, 2015.

(**) The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

		As of March 31, 2014			Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$39,000	$945,000	$105,000	$1,179,000	$443,000	$841,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	-	387,000	120,000	2,021,000	1,022,000	1,119,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	87,000	3,071,000	129,000	3,962,000	1,199,000	2,892,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	24,000	661,000	64,000	1,204,000	396,000	872,000

Ozark Properties III	Ozark, Arkansas	300,000	300,000	62,000	1,175,000	-	738,000	62,000	1,175,000	492,000	746,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	209,000	3,477,000	-	7,295,000	2,356,000	4,938,000

Red Oaks Estates, L.P.	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	646,000	49,000	967,000	510,000	506,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	81,000	913,000	82,000	1,289,000	659,000	711,000

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

WNC Housing Tax Credit Fund III, L.P.
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$145,000	$(19,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	194,000	(41,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	496,000	43,000	2000	Completed	40

Montrose County Estates Limited Dividend Housing Association, L.P.	165,000	(50,000)	2001	Completed	40

Ozark Properties III	135,000	(23,000)	2001	Completed	40

Pierce Street Partners, L.P.	800,000	2,000	2000	Completed	40

Red Oaks Estates, L.P.	172,000	(80,000)	2000	Completed	27.5

School Square, L.P.	135,000	14,000	2000	Completed	27.5

Tahlequah Properties IV	124,000	(36,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	106,000	(38,000)	2001	Completed	40

United Development 2000, L.P.	197,000	(174,000)	2000	Completed	27.5

	$2,669,000	$(402,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

	By:	WNC & Associates, Inc.,
General Partner

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 17, 2015	By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 17, 2015	By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 17, 2015	By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.