Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2015-08-12
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$289,230	$188,892
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	9,162	6,463

Total Assets	$298,392	$195,355

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$239,082	$296,548

Total Liabilities	239,082	296,548

Partners’ Equity (Deficit):
General Partner	126,757	126,596
Limited Partners (25,000 Partnership Units authorized;18,835 and 18,840 Partnership Units issued and outstanding, respectively)	(67,447)	(227,789)

Total Partners’ Equity (Deficit)	59,310	(101,193)

Total Liabilities and Partners’ Equity (Deficit)	$298,392	$195,355

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months
Operating income:
Reporting fees	$31,901	$42,787
Distribution income	127,545	168,374

Total operating income	159,446	211,161

Operating expenses:
Asset management fees (Note 3)	9,830	10,853
Legal and accounting fees	5,380	-
Other	9,403	3,443

Total operating expenses	24,613	14,296

Income from operations	134,833	196,865

Gain on sale of Local Limited Partnership	25,649	-

Interest income	21	6

Net income	$160,503	$196,871

Net income allocated to:
General Partner	$161	$197

Limited Partners	$160,342	$196,674

Net income per Partnership Unit	$9	$10

Outstanding weighted Partnership Units	18,835	18,850

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$126,596	$(227,789)	$(101,193)

Net income	161	160,342	160,503

Partners’ equity (deficit) at June 30, 2015	$126,757	$(67,447)	$59,310

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$160,503	$196,871
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase in other assets	(2,699)	-
Gain on sale of Local Limited Partnership	(25,649)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(57,466)	6,330

Net cash provided by operating activities	74,689	203,201

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	25,649	-

Net cash provided by investing activities	25,649	-

Net increase in cash and cash equivalents	100,338	203,201

Cash and cash equivalents, beginning of period	188,892	42,582

Cash and cash equivalents, end of period	$289,230	$245,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2015 and March 31, 2015, 18,835 and 18,840, respectively, Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Two of the remaining Local Limited Partnerships have completed their compliance periods as of June 30, 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

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

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, and Tahlequah Properties IV.

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which were used to pay accrued asset management fees of $25,500 and the remaining $3,000 will be retained in reserves for future operating expenses. The Partnership incurred $2,851 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $25,649 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has been recorded by the
Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2015 and March 31, 2015, the Partnership had $289,230 and 188,892 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

Net Income (Loss) per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 8 and 9 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 318 and 342 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenues	$625,000	$739,000

Expenses:
Interest expense	127,000	137,000
Depreciation and amortization	170,000	198,000
Operating expenses	402,000	505,000
Total expenses	699,000	840,000

Net loss	$(74,000)	$(101,000)
Net loss allocable to the Partnership	$(74,000)	$(101,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $9,830 and $10,853 were incurred during the three months ended June 30, 2015 and 2014, respectively, and $79,502 and $0 was paid during the three months ended June 30, 2015 and 2014, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $8,127 and $7,966 during the three months ended June 30, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$17,540	$5,334
Asset management fee payable	221,542	291,214

Total	$239,082	$296,548

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30, 2015 and March 31, 2015, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $27,066, $9,516 and $20,000 were received on May 29, 2014, March 16, 2012 and 2010, respectively, and were included in other income on the statements of operations. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $289,000 in cash and cash equivalents and $9,000 in other assets.  Liabilities at June 30, 2015 consisted of $239,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.   The Partnership’s net income for the three months ended June 30, 2015 was $161,000, reflecting a decrease of $36,000 from the $197,000 net income experienced for the three months ended June 30, 2014. The change was partially due to a gain on sale of Local Limited Partnership of $26,000 for the three months ended June 30, 2015 compared to no gain on sale for the three months ended June 30, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Accounting and legal expenses increased by $5,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the timing of work performed. Other expenses increased by $6,000 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, mainly due to appraisal expense incurred for the Local Limited Partnerships. The Partnership received $159,000 of reporting fees and distribution income for the three months ended June 30, 2015 compared to $211,000 received during the three months ended June 30, 2014.  Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.  The net increase in cash during the three months ended June 30, 2015 was $100,000 compared to a net increase in cash and cash equivalents for the three months ended June 30, 2014 of $203,000. The change was partially due to $52,000 less of reporting fees and distribution income received for the three months ended June 30, 2015 compared to June 30, 2014 as discussed above. In addition, the Partnership paid $80,000 in accrued asset management fees and $8,000 of operating advances to the General Partner or affiliates during the three months ended June 30, 2015 compared to $0 and $8,000 paid during the three months ended June 30, 2014. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $26,000 from the disposition of one Local Limited Partnership during the three months ended June 30, 2015 compared to no disposition proceeds received during the three months ended June 30, 2014. Proceeds received from dispositions vary from period to period, as discussed above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $57,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2015, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: August 12, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2015