Form 10-Q
period 2015-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2015-11-16
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes _ X__No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _X__No _ __

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$225,851	$188,892
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	-	6,463

Total Assets	$225,851	$195,355

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$171,566	$296,548

Total Liabilities	171,566	296,548

Partners’ Equity (Deficit):
General Partner	126,751	126,596
Limited Partners (25,000 Partnership Units authorized;
18,825 and 18,840 Partnership Units, respectively, issued and outstanding)	(72,466)	(227,789)

Total Partners’ Equity (Deficit)	54,285	(101,193)

Total Liabilities and Partners’ Equity (Deficit)	$225,851	$195,355

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$1,500	$33,401	$1,000	$43,787
Distribution income	-	127,545	-	168,374

Total operating income	1,500	160,946	1,000	212,161

Operating expenses:
Asset management fees (Note 3)	8,555	18,385	10,851	21,704
Legal and accounting fees	22,450	27,830	23,472	23,472
Other	5,870	15,273	10,215	13,658

Total operating expenses	36,875	61,488	44,538	58,834

Income (loss) from operations	(35,375)	99,458	(43,538)	153,327

Gain on sale of Local Limited Partnerships	30,328	55,977	-	-

Interest income	22	43	15	21

Net income (loss)	$(5,025)	$155,478	$(43,523)	$153,348

Net income (loss) allocated to:
General Partner	$(5)	$155	$(44)	$153

Limited Partners	$(5,020)	$155,323	$(43,479)	$153,195

Net income (loss) per Partnership Unit	$-	$8	$(2)	$8

Outstanding weighted Partnership Units	18,825	18,825	18,840	18,840

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$126,596	$(227,789)	$(101,193)

Net income	155	155,323	155,478

Partners’ equity (deficit) at September 30, 2015	$126,751	$(72,466)	$54,285

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$155,478	$153,348
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
(Increase) decrease in other assets	6,463	(6,084)
Gain on sale of Local Limited Partnerships	(55,977)	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(124,982)	(20,234)

Net cash provided by (used in) operating activities	(19,018)	127,030

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	55,977	-

Net cash provided by investing activities	55,977	-

Net increase in cash and cash equivalents	36,959	127,030

Cash and cash equivalents, beginning of period	188,892	42,582

Cash and cash equivalents, end of period	$225,851	$169,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2015 and March 31, 2015, 18,825 and 18,840 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2015
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

For the Quarterly Period Ended September 30, 2015
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the remaining Local Limited Partnerships have completed their compliance periods as of September 30, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which were used to pay accrued asset management fees of $25,500 and the remaining $3,000 was retained in reserves for future operating expenses. The Partnership incurred $4,400 in sales related expenses, of which $1,549 was incurred during the quarter ended September 30, 2015, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $24,100 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in 2nd Fairhaven, LLC (“Fairhaven”). Fairhaven was appraised for $345,000 and had a mortgage balance of $938,561 as of December 31, 2014. The Partnership received $25,000 in cash proceeds which were used to pay accrued asset management fees. The Partnership incurred $4,610 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $20,390 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in School Square Limited Partnership (“School Square”). School Square was appraised for $615,000 and had a mortgage balance of $905,211 as of December 31, 2014. The Partnership received $19,100 in cash proceeds which were used to pay accrued asset management fees of $17,000 and the remaining $2,100 was retained in reserves for future operating expenses. The Partnership incurred $1,150 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $17,950 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in United Development LP 2000 (“United Development”). United Development was appraised for $314,000 and had a mortgage balance of $841,330 as of December 31, 2014. The Partnership received $2 in cash proceeds. The Partnership incurred $6,465 in sales related expenses which were netted against the sale proceeds to calculate the loss on sale. The Partnership’s investment balance is zero; therefore a loss of $6,463 was recorded during the period. The Compliance Period for United Development expires in 2016. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2015 and March 31, 2015, the Partnership had $225,851 and $188,892 of cash equivalents, respectively.

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

For the Quarterly Period Ended September 30, 2015
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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 5 and 9 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 232 and 342 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014

Revenues	$1,117,000	$1,478,000

Expenses:
Interest expense	224,000	274,000
Depreciation and amortization	287,000	396,000
Operating expenses	718,000	1,009,000
Total expenses	1,229,000	1,679,000

Net loss	$(112,000)	$(201,000)
Net loss allocable to the Partnership	$(111,000)	$(201,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $18,385 and $21,704 were incurred for the six months ended September 30, 2015 and 2014, respectively. The Partnership paid the General Partner or its affiliates $146,502 and $50,000 during the six months ended September 30, 2015 and 2014, respectively.

(b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $50,128 and $34,402 during the six months ended September 30, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$8,469	$5,334
Asset management fee payable	163,097	291,214

Total	$171,566	$296,548

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At September 30, 2015 and March 31, 2015, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $27,066, $9,516 and $20,000 were received on May 29, 2014, March 16, 2012 and 2010, respectively, and were included in other income on the statements of operations. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2015
(Unaudited)

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $226,000 in cash and cash equivalents. Liabilities at September 30, 2015 consisted of $172,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014.  The Partnership’s net loss for the three months ended September 30, 2015 was $5,000, reflecting a decrease of $39,000 from the $44,000 net loss experienced for the three months ended September 30, 2014. The change was largely due to gain on sale of Local Limited Partnerships of $30,000 for the three months ended September 30, 2015 compared to no gain on sale for the three months ended September 30, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold. Asset management fees decreased by $2,000 for the three months ended September 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Legal and accounting expenses decreased by $1,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the timing of work performed. Other expenses decreased by $4,000 during the three months ended September 30, 2015, primarily due to outsourcing of data entry for the three months ended September 30, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014. The Partnership’s net income for the six months ended September 30, 2015 was $155,000, reflecting an increase of $2,000 from the $153,000 net income experienced for the six months ended September 30, 2014.  The change was partially due to a $56,000 increase in gain on sale for the six months ended September 30, 2015 compared to no gain on sale for the six months ended September 30, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the value of the Housing Complexes that are sold.   Accounting and legal expenses increased by $4,000 for the six months ended September 30, 2015 compared to the six months ended September 30, 2014 due to the timing of work performed. Asset management fees decreased by $3,000 for the six months ended September 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnership. The Partnership also received $41,000 less in distributions and $10,000 less in reporting fees from Local Limited Partnerships during the six months ended September 30, 2015 compared to the six months ended September 30, 2014. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014. The net increase in cash and cash equivalents during the six months ended September 30, 2015 was $37,000 compared to a net increase in cash and cash equivalents for the six months ended September 30, 2014 of $127,000.  The Partnership received $161,000 in distributions and reporting fees during the six months ended September 30, 2015 compared to $212,000 received during the six months ended September 30, 2014.  These payments vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership reimbursed $50,000 of operating advances paid to the General Partner or an affiliate during the six months ended September 30, 2015 compared to $34,000 paid during the six months ended September 30, 2014.  Additionally, the Partnership paid $147,000 in accrued asset management fees during the six months ended September 30, 2015 compared to $50,000 paid during the six months ended September 30, 2014.   Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $56,000 from the disposition of three Local Limited Partnerships during the six months ended September 30, 2015 compared to no disposition proceeds received during the six months ended September 30, 2014. Proceeds received from dispositions vary from period to period, as discussed above.

During the six months ended September 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $125,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2015, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date:  November 16, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2015