Form 10-Q
period 2015-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2016-02-11
CIK 1084067

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

*  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-32395

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

California	33-0761517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )

(714) 622-5565
( Telephone Number )

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$213,347	$188,892
Investments in Local Limited Partnerships, net (Notes 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	3,800	6,463

Total Assets	$217,147	$195,355

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$181,229	$296,548

Total Liabilities	181,229	296,548

Partners’ Equity (Deficit):
General Partner	126,733	126,596
Limited Partners (25,000 Partnership Units authorized;
18,825 and 18,840, respectively, Partnership Units issued and outstanding)	(90,815)	(227,789)

Total Partners’ Equity (Deficit)	35,918	(101,193)

Total Liabilities and Partners’ Equity (Deficit)	$217,147	$195,355

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$-	$33,401	$1,500	$18,221
Distribution income	-	127,545	-	168,374
Other income	-	-	-	27,066

Total operating income	-	160,946	1,500	213,661

Operating expenses:
Asset management fees (Note 3)	6,327	24,712	10,852	32,556
Legal and accounting fees	4,729	32,559	17,200	40,672
Other	2,810	18,083	3,144	16,802

Total operating expenses	13,866	75,354	31,196	90,030

Income (loss) from operations	(13,866)	85,592	(29,696)	123,631

Gain (loss) on sale of Local Limited Partnerships	(4,517)	51,460	-	-

Interest income	16	59	13	34

Net income (loss)	$(18,367)	$137,111	$(29,683)	$123,665

Net income (loss) allocated to:
General Partner	$(18)	$137	$(30)	$124

Limited Partners	$(18,349)	$136,974	$(29,653)	$123,541

Net income (loss) per Partnership Unit	$(1)	$7	$(2)	$7

Outstanding weighted Partnership Units	18,825	18,825	18,840	18,840

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2015	$126,596	$(227,789)	$(101,193)

Net income	137	136,974	137,111

Partners’ equity (deficit) at December 31, 2015	$126,733	$(90,815)	$35,918

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$137,111	$123,665
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
(Increase) decrease in other assets	2,663	(6,462)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(115,319)	11,340
Gain on sale of Local Limited Partnerships	(51,460)	-

Net cash provided by (used in) operating activities	(27,005)	128,543

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	51,460	-

Net cash provided by investing activities	51,460	-

Net increase in cash and cash equivalents	24,455	128,543

Cash and cash equivalents, beginning of period	188,892	42,582

Cash and cash equivalents, end of period	$213,347	$171,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2015 and March 31, 2015, a total of 18,825 and 18,840 Partnership units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the remaining Local Limited Partnerships have completed their Compliance Period as of December 31, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or   syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, and Tahlequah Properties IV.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in Red Oaks Estates (“Red Oaks”). Red Oaks was appraised for $430,000 and had a mortgage balance of $634,741 as of December 31, 2014. The Partnership received $28,500 in cash proceeds which were used to pay accrued asset management fees of $25,500 and the remaining $3,000 was retained in reserves for future operating expenses. The Partnership incurred $4,400 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $24,100 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in 2nd Fairhaven, LLC (“Fairhaven”). Fairhaven was appraised for $345,000 and had a mortgage balance of $938,561 as of December 31, 2014. The Partnership received $25,000 in cash proceeds which were used to pay accrued asset management fees. The Partnership incurred $4,610 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $20,390 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in School Square Limited Partnership (“School Square”). School Square was appraised for $615,000 and had a mortgage balance of $905,211 as of December 31, 2014. The Partnership received $19,100 in cash proceeds which were used to pay accrued asset management fees of $17,000 and the remaining $2,100 was retained in reserves for future operating expenses. The Partnership incurred $1,150 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $17,950 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in United Development LP 2000 (“United Development”). United Development was appraised for $314,000 and had a mortgage balance of $841,330 as of December 31, 2014. The Partnership received $2 in cash proceeds. The Partnership incurred $10,982 in sales related expenses, of which $4,517 were incurred during the three months ended December 31, 2015, which were netted against the sale proceeds to calculate the loss on sale. The Partnership’s investment balance is zero; therefore a loss of $10,980 was recorded during the period. The Compliance Period for United Development expires in 2016. A Recapture Guarantee Surety Bond was issued to the Purchaser to guarantee the repayment of the recaptured tax credits and interests arising from any non-compliance as provided in Section 42 of the Internal Revenue Code arising after the date of the sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2015 the Partnership has identified two Local Limited Partnerships for disposition as listed in the table below. The Compliance Periods for both of these Local Limited Partnerships have expired so there is no risk of recapture to the investors in the Partnership.

Local Limited Partnership	Debt at 12/31/14	Appraisal value	Estimated sales price	Estimated sales expenses
Montrose Country Estates Limited (*)	$657,031	$28,000	*	$1,500
ACN Southern Hills Partners II (*)	$450,399	$910,000	*	$2,300

*In the process of negotiating with the potential purchaser of the Local Partnership interests. The purchase prices are still under negotiation.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2015 and March 31, 2015, the Partnership had $213,347 and $188,892 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in 5 and 9 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 232 and 342 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenues	$1,477,000	$2,217,000

Expenses:
Interest expense	292,000	411,000
Depreciation and amortization	350,000	594,000
Operating expenses	947,000	1,514,000
Total expenses	1,589,000	2,519,000

Net loss	$(112,000)	$(302,000)
Net loss allocable to the Partnership	$(112,000)	$(302,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015

(Unaudited)
NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $24,712 and $32,556 were incurred for the nine months ended December 31, 2015 and 2014, respectively. The Partnership paid the General Partner or its affiliates $146,502 and $50,000 during the nine months ended December 31, 2015 and 2014, respectively.

(b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

(c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $62,648 and $34,402 during the nine months ended December 31, 2015 and 2014, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$11,805	$5,334
Asset management fee payable	169,424	291,214

Total	$181,229	$296,548

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – DUE FROM AFFILIATES, NET

At December 31, 2015 and March 31, 2015, loans receivable of $75,394 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $27,066, $9,516 and $20,000 were received on May 29, 2014, March 16, 2012 and 2010, respectively. As of all periods presented, the full $75,394 receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $213,000 in cash and cash equivalents and $4,000 in other assets. Liabilities at December 31, 2015 consisted of $181,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014. The Partnership’s net loss for the three months ended December 31, 2015 was $18,000 reflecting a decrease of $12,000 from the $30,000 net loss experienced for the three months ended December 31, 2014. Legal and accounting fees decreased by $12,000 for the three months ended December 31, 2015 due to the timing of work performed. Asset management fees decreased by $5,000 for the three months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. Reporting fees decreased by $2,000 during the three months ended December 31, 2015. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay the fees to the Partnership when the Local Limited Partnerships’ cash flows will allow the payment. A loss on sale of $5,000 was recorded for the three months ended December 31, 2015 compared to no gain on sale for the three months ended December 31, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The Partnership’s net income for the nine months ended December 31, 2015 was $137,000, reflecting an increase of $13,000 from the $124,000 net income experienced for the nine months ended December 31, 2014. The change was partially due to a gain on sale of Local Limited Partnership of $51,000 for the nine months ended December 31, 2015 compared to no gain on sale for the nine months ended December 31, 2014. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Legal and accounting fees decreased by $8,000 for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 due to the timing of work performed. Asset management fees decreased by $8,000 for the nine months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of Local Limited Partnerships. The Partnership also received $15,000 more in reporting fees and $40,000 less in distribution from Local Limited Partnerships during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. Reporting fees and distributions vary depending on when the Local Limited Partnership’s cash flows will allow for payment. The Partnership also received $27,000 as payment for interest previously reserved on the note due from an affiliate from one Local Limited Partnership during the nine months ended December 31, 2014 compared to no such payment during the nine months ended December 31, 2015.

Liquidity and Capital Resources

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The net increase in cash and cash equivalents during the nine months ended December 31, 2015 was $24,000 compared to a net increase in cash and cash equivalents for the nine months ended December 31, 2014 of $129,000. The Partnership received $161,000 in distributions and reporting fees during the nine months ended December 31, 2015 compared to $187,000 received during the nine months ended December 31, 2014. These payments vary depending on when the Local Limited Partnerships' cash flows will allow for the payment. The Partnership also received $27,000 as payment for interest during the nine months ended December 31, 2014 compared to no such payment during the nine months ended December 31, 2015 as discussed above. The Partnership reimbursed $63,000 of operating advances paid to the General Partner or an affiliate during the nine months ended December 31, 2015 compared to $34,000 paid during the nine months ended December 31, 2014.Additionally, the Partnership paid $147,000 and $50,000 in asset management fees during the nine months ended December 31, 2015 and 2014, respectively. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

During the nine months ended December 31, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $115,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and December 31, 2014, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2015, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and December 31, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: February 11, 2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 11, 2016