Form 10-Q
period 2016-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2016-08-15
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes _X __No ___

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2016 and March 31, 2016	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2016 and 2015	4

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2016	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$180,253	$213,363
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	4,400	3,800

Total Assets	$184,653	$217,163

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$188,798	$195,569

Total Liabilities	188,798	195,569

Partners’ Equity (Deficit):
General Partner	126,693	126,719
Limited Partners (25,000 Partnership Units authorized; 18,805 and 18,825 Partnership Units issued and outstanding, respectively)	(130,838)	(105,125)

Total Partners’ Equity (Deficit)	(4,145)	21,594

Total Liabilities and Partners’ Equity (Deficit)	$184,653	$217,163

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2016 and 2015
(Unaudited)

	2016	2015
	Three Months	Three Months

Operating income:
Reporting fees	$3,280	$31,901
Distribution income	-	127,545
Other income	5,912	-

	9,192	159,446

Operating expenses:
Asset management fees (Note 3)	6,327	9,830
Legal and accounting fees	27,134	5,380
Other	1,486	9,403

Total operating expenses	34,947	24,613

Income (loss) from operations	(25,755)	134,833

Gain on sale of Local Limited Partnership	-	25,649

Interest income	16	21

Net income (loss)	$(25,739)	$160,503

Net income (loss) allocated to:
General Partner	$(26)	$161

Limited Partners	$(25,713)	$160,342

Net income (loss) per Partnership Unit	$(1)	$9

Outstanding weighted Partnership Units	18,805	18,835

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2016(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2016	$126,719	$(105,125)	$21,594

Net loss	(26)	(25,713)	(25,739)

Partners’ equity (deficit) at June 30, 2016	$126,693	$(130,838)	$(4,145)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2016 and 2015
(Unaudited)
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(25,739)	$160,503
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Increase in other assets	(600)	(2,699)
Gain on sale of Local Limited Partnership	-	(25,649)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(6,771)	(57,466)

Net cash provided by (used in) operating activities	(33,110)	74,689

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	25,649

Net cash provided by investing activities	-	25,649

Net increase (decrease) in cash and cash equivalents	(33,110)	100,338

Cash and cash equivalents, beginning of period	213,363	188,892

Cash and cash equivalents, end of period	$180,253	$289,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2016 and March 31, 2016, 18,805 and 18,825 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2016
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

For the Quarterly Period Ended June 30, 2016
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

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2017.

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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Three of the remaining Local Limited Partnerships have completed their Compliance Period as of June 30, 2016.

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

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2016.

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

As of March 31, 2016, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, Tahlequah Properties IV, Red Oaks Estates, 2nd Fairhaven, LLC, School Square Limited Partnership and United Development LP 2000.

As of June 30, 2016, the Partnership has identified Montrose Country Estates LDHA LP and ACN Southern Hills Partners II, LP for disposition. The Compliance Period for both of the Local Limited Partnerships has expired so there is no risk of recapture to the investors.

Local Limited Partnership	Debt at 12/31/2015	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Montrose Country Estates LDHA LP	$653,131	$28,000	$40,000	$1,500	8/15/2016
ACN Southern Hills Partners II	$425,498	$910,000	(*)	$2,900	(*)

(*) Estimated sales price and sale date has not yet to be determined.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will be paid to the Partners of the Local Limited Partnership, including the Partnership, in according to the terms of the particular Local Limited Partnership Agreement. The sale may be subject to other obligations and restrictions. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complexes. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds would be used first to pay Local Limited Partnership’s obligations and funding reserves.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2016 and 2015 has been recorded by the
Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2016
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2016 and March 31, 2016, the Partnership had $180,253 and $213,363 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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

For the Quarterly Period Ended June 30, 2016
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

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption was permitted. The adoption of this update did not materially affect the Partnership's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of this update did not materially affect the Partnership's financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2016 and March 31, 2016, the Partnership owns Local Limited Partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 232 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015

Revenues	$493,000	$625,000

Expenses:
Interest expense	81,000	127,000
Depreciation and amortization	118,000	170,000
Operating expenses	352,000	402,000
Total expenses	551,000	699,000

Net loss	$(58,000)	$(74,000)
Net loss allocable to the Partnership	$(58,000)	$(74,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,327 and $9,830 were incurred during the three months ended June 30, 2016 and 2015, respectively, and $0 and $79,502 was paid during the three months ended June 30, 2016 and 2015, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $42,318 and $8,127 during the three months ended June 30, 2016 and 2015, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2016	March 31, 2016

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$6,720	$19,818
Asset management fee payable	182,078	175,751

Total	$188,798	$195,569

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30, 2016 and March 31, 2016, loans receivable of $63,098 and $64,312, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $5,912, $17,387 and $27,066 were received during the quarter ended June 30, 2016 and the years ended March 31, 2016 and 2015, respectively, and were included in other income on the statements of operations. As of all periods presented, the full receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2016 and 2015, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2016 consisted of $180,000 in cash and cash equivalents and $4,000 in other assets. Liabilities at June 30, 2016 consisted of $189,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. The Partnership’s net loss for the three months ended June 30, 2016 was $26,000, reflecting a decrease of $187,000 from the $161,000 net income for the three months ended June 30, 2015. The Partnership received $3,000 of reporting fees and distribution income for the three months ended June 30, 2016 compared to $159,000 received the three months ended June 30, 2015. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. In addition, the Partnership received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate during the three months ended June 30, 2016 compared to no payment received during the three months ended June 30, 2015. Gain on sale from Local Limited Partnership for the three months ended June 30, 2016 decreased by $26,000 compared to the three months ended June 30, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $4,000 during the year ended June 30, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $22,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to legal settlement fees and the timing of work performed. Other expenses decreased by $8,000 during the three months ended June 30, 2016, due to appraisal expenses incurred during the three months ended June 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. The net decrease in cash and cash equivalents during the three months ended June 30, 2016 was $33,000 compared to a net increase in cash and cash equivalents for the three months ended June 30, 2015 of $100,000. The change was mainly due to $156,000 less of reporting fees and distribution income received for the three months ended June 30, 2016 compared to June 30, 2015 as discussed above. In addition, the Partnership paid $0 in accrued asset management fees and $42,000 of operating advances to the General Partner or affiliates during the three months ended June 30, 2016 compared to $80,000 and $8,000, respectively, paid during the three months ended June 30, 2015. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $26,000 from the disposition of one Local Limited Partnership during the three months ended June 30, 2015 compared to no disposition proceeds received during the three months ended June 30, 2016. Proceeds received from dispositions vary from period to period, as discussed above. The Partnership also received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the three months ended June 30, 2016, compared to no payments received during the three months ended June 30, 2015.

During the three months ended June 30, 2016, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $7,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2016, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2017.

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

(b)            Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                       Other Information

Item 1.                       Legal Proceedings

NONE

Item 1A.Risk Factors

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

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three months ended June 30, 2016 and June 30, 2015, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2016, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: August 15, 2016

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 15, 2016