Form 10-Q
period 2016-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2016-11-14
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
 (A California Limited Partnership)

 INDEX TO FORM 10 – Q

 For the Quarterly Period Ended September 30, 2016

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$281,912	$213,363
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	8,150	3,800

Total Assets	$290,062	$217,163

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$188,080	$195,569
Prepaid disposition proceeds	40,000	-

Total Liabilities	228,080	195,569

Partners’ Equity (Deficit):
General Partner	126,759	126,719
Limited Partners (25,000 Partnership Units authorized; 18,795 and 18,825 Partnership Units issued and outstanding, respectively)	(64,777)	(105,125)

Total Partners’ Equity (Deficit)	61,982	21,594

Total Liabilities and Partners’ Equity (Deficit)	$290,062	$217,163

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2016 and 2015
 (Unaudited)

	2016		2015
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$11,250	$14,530	$1,500	$33,401
Distribution income	92,032	92,032	-	127,545
Other income	-	5,912	-	-

Total operating income	103,282	112,474	1,500	160,946

Operating expenses:
Asset management fees (Note 3)	6,327	12,654	8,555	18,385
Legal and accounting fees	27,770	54,904	22,450	27,830
Other expenses	3,073	4,559	5,870	15,273

Total operating expenses	37,170	72,117	36,875	61,488

Income (loss) from operations	66,112	40,357	(35,375)	99,458

Gain on sale of Local Limited Partnerships	-	-	30,328	55,977

Interest income	15	31	22	43

Net income (loss)	$66,127	$40,388	$(5,025)	$155,478

Net income (loss) allocated to:
General Partner	$66	$40	$(5)	$155

Limited Partners	$66,061	$40,348	$(5,020)	$155,323

Net income (loss) per Partnership Unit	$4	$2	$-	$8

Outstanding weighted Partnership Units	18,795	18,795	18,825	18,825

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2016(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2016	$126,719	$(105,125)	$21,594

Net income	40	40,348	40,388

Partners’ equity (deficit) at September 30, 2016	$126,759	$(64,777)	$61,982

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2016 and 2015
 (Unaudited)

	2016	2015

Cash flows from operating activities:
Net income	$40,388	$155,478
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
(Increase) decrease in other assets	(4,350)	6,463
Gain on sale of Local Limited Partnership	-	(55,977)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(7,489)	(124,982)

Net cash provided by (used in) operating activities	28,549	(19,018)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	55,977
Prepaid disposition proceeds	40,000	-

Net cash provided by investing activities	40,000	55,977

Net increase in cash and cash equivalents	68,549	36,959

Cash and cash equivalents, beginning of period	213,363	188,892

Cash and cash equivalents, end of period	$281,912	$225,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2016 and March 31, 2016, 18,795 and 18,825 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2016
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

For the Quarterly Period Ended September 30, 2016
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

The Partnership currently has insufficient working capital to fund its operations. Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2017.

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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Three of the remaining Local Limited Partnerships have completed their Compliance Period as of September 30, 2016.

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

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2016.

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

As of September 30, 2016, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2015	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Montrose Country Estates LDHA LP (***)	$653,131	$28,000	$40,000(**)	$3,750	10/31/2016

ACN Southern Hills Partners II	$425,498	$910,000	(*)	$2,900	(*)

Timberwolf Townhomes Limited Partnership	$1,350,430	$570,000	(*)	$1,500	(*)

(*) Estimated sales price and estimated sale date has not yet to be determined.
(**) This amount has been received by the Partnership as of September 30, 2016 and is recorded as prepaid disposition proceeds in the accompany condensed balance sheets.
(***) Sold subsequent to September 30, 2016 (Note 5)
The Compliance Period for Montrose Country Estates LDHA LP and ACN Southern Hills Partners II, LP has expired so there is no risk of recapture to the investors. Timberwolf Townhomes Limited Partnership will complete its Compliance period in 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2016

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of all periods presented, all investment balances in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2016 and March 31, 2016, the Partnership had $281,912 and $213,363 of cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2016 and March 31, 2016, the Partnership owns Local Limited Partnership interests in 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 232 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2016	2015

Revenues	$986,000	$1,117,000

Expenses:
Interest expense	163,000	224,000
Depreciation and amortization	235,000	287,000
Operating expenses	703,000	718,000
Total expenses	1,101,000	1,229,000

Net loss	$(115,000)	(112,000)
Net loss allocable to the Partnership	$(115,000)	$(111,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,654 and $18,385 were incurred during the six months ended September 30, 2016 and 2015, respectively, and $40,000 and $146,502 was paid during the six months ended September 30, 2016 and 2015, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $42,318 and $50,128 during the six months ended September 30, 2016 and 2015, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	September 30, 2016	March 31, 2016

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$39,675	$19,818
Asset management fee payable	148,405	175,751

Total	$188,080	$195,569

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

At September 30, 2016 and March 31, 2016, loans receivable of $63,098 and $64,312, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $5,912, $17,387 and $27,066 were received during the six months ended September 30, 2016 and the years ended March 31, 2016 and 2015, respectively, and were included in other income on the statements of operations. As of all periods presented, the full receivable has been reduced by a valuation allowance.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Partnership sold its Local Limited Partnership interest in Montrose Country Estates LDHA LP (“Montrose”). Montrose was appraised for $28,000 and had a debt balance of $653,131 as of December 31, 2015. The Partnership received $40,000 in cash proceeds during the six months ended September 30, 2016 which is recorded as prepaid disposition proceeds in the accompany condensed balance sheets. The Partnership incurred $3,750 in sale related expenses which will be netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore, a gain of $36,250 will be recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2016 and 2015, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2016 consisted of $282,000 in cash and cash equivalents and $8,000 in other assets. Liabilities at September 30, 2016 consisted of $188,000 of accrued fees and expenses payable to the General Partner and affiliates and $40,000 of prepaid disposition proceeds.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. The Partnership’s net income for the three months ended September 30, 2016 was $66,000, reflecting an increase of $71,000 from the $5,000 net loss for the three months ended September 30, 2015. The Partnership received $103,000 of reporting fees and distribution income for the three months ended September 30, 2016 compared to $2,000 received during the three months ended September 30, 2015. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. There was no gain on sale from Local Limited Partnership during the three months ended September 30, 2016 compared to $30,000 recorded during the three months ended September 30, 2015. The gains recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $2,000 during the three months ended September 30, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $5,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to legal settlement fees and the timing of work performed. Other expenses decreased by $3,000 during the three months ended September 30, 2016, due mainly to appraisal expenses incurred during the three months ended September 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015. The Partnership’s net income for the six months ended September 30, 2016 was $40,000, reflecting a decrease of $115,000 from the $155,000 net income for the six months ended September 30, 2015. The Partnership received $107,000 of reporting fees and distribution income for the six months ended September 30, 2016 compared to $161,000 received during the six months ended September 30, 2015. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. In addition, the Partnership received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate during the six months ended September 30, 2016 compared to no payment received during the six months ended September 30, 2015. There was no gain on sale from Local Limited Partnership for the six months ended September 30, 2016 compared to a $56,000 gain recorded during the six months ended September 30, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $5,000 during the six months ended September 30, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $27,000 for the six months ended September 30, 2016 compared to the six months ended September 30, 2015 due to legal settlement fees and the timing of work performed. Other expenses decreased by $11,000 during the six months ended September 30, 2016, due mainly to appraisal expenses incurred during the six months ended September 30, 2015.

Liquidity and Capital Resources

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015. The net increase in cash and cash equivalents during the six months ended September 30, 2016 was $69,000 compared to a net increase in cash and cash equivalents for the six months ended September 30, 2015 of $37,000. The change was mainly due to $48,000 less of reporting fees, distribution income and other income received for the six months ended September 30, 2016 compared to September 30, 2015 as discussed above. In addition, the Partnership paid $40,000 in accrued asset management fees and $42,000 of operating advances to the General Partner or affiliates during the six months ended September 30, 2016 compared to $147,000 and $50,000, respectively, paid during the six months ended September 30, 2015. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $40,000 prepaid disposition proceeds during the six months ended September 30, 2016 compared to $56,000 disposition proceeds from the sale of three Local Limited Partnerships during the six months ended September 30, 2015. Proceeds received from dispositions vary from period to period, as discussed above.

During the six months ended September 30, 2016, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $7,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2016, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 31, 2017.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

NONE

Item 1A    Risk Factors

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the six months ended September 30, 2016 and September 30, 2015, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the six months ended September 30, 2016, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2016 and September 30, 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: November 10, 2016

By: /s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 10, 2016