Form 10-Q
period 2016-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2017-02-08
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes _X__No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer   X     Smaller reporting company___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2016 and March 31, 2016	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2016 and 2015	4

Condensed Statement of Partners' Equity (Deficit)
For the Nine Months Ended December 31, 2016	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$281,940	$213,363
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	2,100	3,800

Total Assets	$284,040	$217,163

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$199,541	$195,569

Total Liabilities	199,541	195,569

Partners’ Equity (Deficit):
General Partner	126,782	126,719
Limited Partners (25,000 Partnership Units authorized; 18,795 and 18,825 Partnership Units issued and outstanding, respectively)	(42,283)	(105,125)

Total Partners’ Equity (Deficit)	84,499	21,594

Total Liabilities and Partners’ Equity (Deficit)	$284,040	$217,163

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2016 and 2015
 (Unaudited)

	2016		2015
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$-	$14,530	$-	$33,401
Distribution income	-	92,032	-	127,545
Other income	-	5,912	-	-

Total operating income	-	112,474	-	160,946

Operating expenses:
Asset management fees (Note 3)	5,933	18,587	6,327	24,712
Legal and accounting fees	1,887	56,791	4,729	32,559
Write-off of other assets	2,300	2,300	-	-
Other expenses	2,782	7,341	2,810	18,083

Total operating expenses	12,902	85,019	13,866	75,354

Income (loss) from operations	(12,902)	27,455	(13,866)	85,592

Gain (loss) on sale of Local Limited Partnerships	35,391	35,391	(4,517)	51,460

Interest income	28	59	16	59

Net income (loss)	$22,517	$62,905	$(18,367)	$137,111

Net income (loss) allocated to:
General Partner	$23	$63	$(18)	$137

Limited Partners	$22,494	$62,842	$(18,349)	$136,974

Net income (loss) per Partnership Unit	$1	$3	$(1)	$7

Outstanding weighted Partnership Units	18,795	18,795	18,825	18,825

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2016(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2016	$126,719	$(105,125)	$21,594

Net income	63	62,842	62,905

Partners’ equity (deficit) at December 31, 2016	$126,782	$(42,283)	$84,499

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2016 and 2015
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net income	$62,905	$137,111
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Decrease in other assets	1,700	2,663
Gain on sale of Local Limited Partnership	(35,391)	(51,460)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	3,972	(115,319)

Net cash provided by (used in) operating activities	33,186	(27,005)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	35,391	51,460

Net cash provided by investing activities	35,391	51,460

Net increase in cash and cash equivalents	68,577	24,455

Cash and cash equivalents, beginning of period	213,363	188,892

Cash and cash equivalents, end of period	$281,940	$213,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2016
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2016.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2016 and March 31, 2016, 18,795 and 18,825 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2016
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

For the Quarterly Period Ended December 31, 2016
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. All of the remaining Local Limited Partnerships have completed their Compliance Period as of December 31, 2016.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2016
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

During the nine months ended December 31, 2016, the Partnership sold its Local Limited Partnership interest in Montrose Country Estates LDHA LP (“Montrose”). Montrose was appraised for $28,000 and had a mortgage balance of $653,131 as of December 31, 2015. The Partnership received $40,000 in cash proceeds which were used to pay accrued asset management fees. The Partnership incurred $4,609 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $35,391 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

As of December 31, 2016, the Partnership has identified the following Local Limited Partnerships for possible disposition:
Local Limited Partnership	Debt at 12/31/2015	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

ACN Southern Hills Partners II	$425,498	$910,000	(*)	$600	(*)

Timberwolf Townhomes Limited Partnership	$1,350,430	$570,000	(*)	$1,500	(*)

Hickory Lane Partners L.P.	$2,994,280	$1,520,000	(*)	(*)	(*)

Pierce Street Partners Limited Partnership	$3,371,376	$2,370,000	(*)	(*)	(*)

(*) Estimated sales price, estimated sale expenses and estimated sale date has not yet to be determined.

The Compliance Period for these Local Limited Partnerships above has expired so there is no risk of recapture to the investors.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2016
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2016 and 2015 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2016
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2016 and March 31, 2016, the Partnership had $281,940 and $213,363 of cash equivalents, respectively.

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

For the Quarterly Period Ended December 31, 2016
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2016 and March 31, 2016, the Partnership owns Local Limited Partnership interests in 4 and 5 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 200 and 232 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2016
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2016 and 2015 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2016	2015

Revenues	$1,427,000	$1,477,000

Expenses:
Interest expense	232,000	292,000
Depreciation and amortization	345,000	350,000
Operating expenses	1,012,000	947,000
Total expenses	1,589,000	1,589,000

Net loss	$(162,000)	(112,000)
Net loss allocable to the Partnership	$(162,000)	$(112,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $18,587 and $24,712 were incurred during the nine months ended December 31, 2016 and 2015, respectively, and $40,000 and $146,502 was paid during the nine months ended December 31, 2016 and 2015, respectively.

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

For the Quarterly Period Ended December 31, 2016
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $42,318 and $62,648 during the nine months ended December 31, 2016 and 2015, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	December 31, 2016	March 31, 2016

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$45,203	$19,818
Asset management fee payable	154,338	175,751

Total	$199,541	$195,569

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

At December 31, 2016 and March 31, 2016, loans receivable of $63,098 and $64,312, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $5,912, $17,387 and $27,066 were received during the nine months ended December 31, 2016 and the years ended March 31, 2016 and 2015, respectively, and were included in other income on the statements of operations. As of all periods presented, the full receivable has been reduced by a valuation allowance.

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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2016 and 2015, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2016 consisted of $282,000 in cash and cash equivalents and $2,000 in other assets. Liabilities at December 31, 2016 consisted of $200,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015. The Partnership’s net income for the three months ended December 31, 2016 was $23,000, reflecting an increase of $41,000 from the $18,000 net loss for the three months ended December 31, 2015. There was $35,000 gain on sale from Local Limited Partnership during the three months ended December 31, 2016 compared to a $5,000 loss on sale from Local Limited Partnership recorded during the three months ended December 31, 2015. The gains or losses recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Legal and accounting fees decreased by $3,000 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to the timing of work performed. Write-off of other expenses increased by $2,000 during the three months ended December 31, 2016 compared to three months ended December 31, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015. The Partnership’s net income for the nine months ended December 31, 2016 was $63,000, reflecting a decrease of $74,000 from the $137,000 net income for the nine months ended December 31, 2015. The Partnership received $107,000 of reporting fees and distribution income for the nine months ended December 31, 2016 compared to $161,000 received during the nine months ended December 31, 2015. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. In addition, the Partnership received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate during the nine months ended December 31, 2016 compared to no payment received during the nine months ended December 31, 2015. There was $35,000 gain on sale from Local Limited Partnership for the nine months ended December 31, 2016 compared to a $51,000 gain recorded during the nine months ended December 31, 2015. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $6,000 during the nine months ended December 31, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $24,000 for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 due to legal settlement fees and the timing of work performed. Write-off of other expenses increased by $2,000 during the nine months ended December 31, 2016 compared to nine months ended December 31, 2015. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $10,000 during the nine months ended December 31, 2016, due mainly to appraisal expenses incurred during the nine months ended December 31, 2015.

Liquidity and Capital Resources

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015. The net increase in cash and cash equivalents during the nine months ended December 31, 2016 was $69,000 compared to a net increase in cash and cash equivalents for the nine months ended December 31, 2015 of $24,000. The change was mainly due to $48,000 less of reporting fees, distribution income and other income received for the nine months ended December 31, 2016 compared to December 31, 2015 as discussed above. In addition, the Partnership paid $40,000 in accrued asset management fees and $42,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2016 compared to $147,000 and $63,000, respectively, paid during the nine months ended December 31, 2015. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership received $40,000 disposition proceeds during the nine months ended December 31, 2016 compared to $73,000 disposition proceeds from the sale of three Local Limited Partnerships during the nine months ended December 31, 2015. Proceeds received from dispositions vary from period to period, as discussed above.

During the nine months ended December 31, 2016, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by approximately $4,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101         Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2016 and March 31, 2016, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2016 and December 31, 2015, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2016, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2016 and December 31, 2015 and (v) the Notes to Condensed Financial Statements.

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

Date: February 8, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  February 8, 2017