Form 10-K
period 2017-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2017-06-23
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐ No ☑

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”), at a price of $1,000 per Partnership Unit.  As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2017 and 2016, a total of 18,795 and 18,825 Partnership Units, respectively, remain outstanding.

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

The Partnership originally invested in thirteen Local Limited Partnerships. Ten Local Limited Partnerships have been sold or otherwise disposed of as of March 31, 2017.  Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the remaining Housing Complexes:

Expiration Date for 15-year Compliance Period

Local Limited Partnership Name	Compliance Period 15-year Expiration Date
ACN Southern Hills Partners II, L.P.	2015
Pierce Street Partners, L.P.	2016
Timberwolf Townhomes, L.P.	2016

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2017.

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

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in Montrose Country Estates LDHA LP (“Montrose”). Montrose was appraised for $28,000 and had a mortgage balance of $653,131 as of December 31, 2015. The Partnership received $40,000 in cash proceeds which were used to pay accrued asset management fees. The Partnership incurred $4,649 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $35,351 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in Hickory Lane Partners, L.P. (“Hickory Lane”). Hickory Lane was appraised for $1,520,000 and had a mortgage balance of $2,843,908 as of December 31, 2016. The Partnership received $64,336 in cash proceeds in which $60,000 was used to pay accrued asset management fees. The Partnership incurred $600 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $63,736 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

As of March 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2016	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

ACN Southern Hills Partners II	$409,260	$910,000	$900,000	$4,368	8/31/2017

Timberwolf Townhomes Limited Partnership	$1,348,435	$570,000	(*)	$1,500	(*)

Pierce Street Partners Limited Partnership	$3,175,270	$2,370,000	(*)	$653	(*)

(*) Estimated sales price, estimated sales expenses and estimated sale date have not yet been determined.

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

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  Foreclosure could also result in a recapture of Low Income Housing Tax Credits and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable decreased by approximately $76,000, $115,000 and $7,000 for the years ended March 31, 2017, 2016 and 2015, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $17,775 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the five Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

 WNC Housing Tax Credit Fund VI, L.P., Series 7

			As of March 31, 2017		As of December 31, 2016
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	$1,284,000	$1,284,000	30	$1,668,000	$409,000

Hickory Lane Partners, L.P.(2)	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	N/A	N/A	64	1,288,000	2,844,000

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,437,000	3,175,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,349,000

			$4,142,000	$4,142,000	200	$6,024,000	$7,777,000

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
(2)
The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

ACN Southern Hills Partners II, L.P.	$198,000	$(60,000)	99.98%

Hickory Lane Partners, L.P.(1)	521,000	71,000	99.98%

Pierce Street Partners, L.P.	829,000	46,000	99.98%

Timberwolf Townhomes, L.P.	147,000	(44,000)	99.98%

	$1,695,000	$13,000

 (1) The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,

Local Limited Partnership Name	Location	General Partner Name	2016	2015	2014	2013	2012

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	N/A	N/A	100%	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	90%	87%	100%	100%	90%

Hickory Lane Partners, L.P.(1)	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	98%	97%	97%	100%	97%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	N/A	97%	91%	91%	91%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	N/A	N/A	100%	100%	96%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	97%	98%	98%	98%	100%

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	N/A	N/A	100%	100%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	N/A	N/A	100%	100%	100%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	N/A	N/A	96%	96%	96%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	95%	90%	100%	100%	100%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	N/A	69%	86%	63%

Weighted Average			96%	95%	94%	97%	93%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

Item 3.  Legal Proceedings

In April, 2017, the General Partners (“Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court Northern District of Iowa. Prior to any answer being filed by the Partnership, Pierce Street General Partners filed a notice of dismissal (without prejudice) which was signed by the Court in June, 2017. Pierce Street General Partner and the Partnership have agreed to mediate the concerns stated in the dismissed complaint.

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

(b)
At March 31, 2017, there were 964 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2017, 2016, and 2015, the Partnership made no cash distributions to the Limited Partners.

(d)
No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)
The Partnership does not issue common stock.

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2017.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

 Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2017	2016	2015	2014	2013
ASSETS
Cash and cash equivalents	$278,964	$213,363	$188,892	$42,582	$17,141
Other assets	6,521	3,800	6,463	-	-

Total Assets	$285,485	$217,163	$195,355	$42,582	$17,141

LIABILITIES
Accrued expenses	$-	$-	$-	$-	$30
Accrued fees and expenses due to General Partner and affiliates	153,719	195,569	296,548	303,730	338,429

Total Liabilities	153,719	195,569	296,548	303,730	338,459
PARTNERS' EQUITY (DEFICIT)	131,766	21,594	(101,193)	(261,148)	(321,318)

Total Liabilities and Partners’ Equity (Deficit)	$285,485	$217,163	$195,355	$42,582	$17,141

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2017	2016	2015	2014	2013
Income (loss) from operations (Note 1)	$10,994	$72,463	$105,906	$60,151	$(543,269)
Equity in losses of Local Limited Partnerships	-	-	-	-	(105,655)
Gain (loss) on sale of Local Limited Partnership	99,087	50,249	54,002	-	(11,724)
Interest income	91	75	47	19	21
Net income (loss)	$110,172	$122,787	$159,955	$60,170	$(660,627)

Net income (loss) allocated to:
General Partner	$110	$123	$160	$60	$(661)
Limited Partners	$110,062	$122,664	$159,795	$60,110	$(659,966)
Net income (loss) per Partnership Unit	$5.86	$6.52	$8.48	$3.19	$(35.01)
Outstanding weighted Partnership Units	18,795	18,825	18,840	18,850	18,850

Note 1 – Income (loss) from operations for the years ended March 31, 2017, 2016, 2015, 2014 and 2013 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $0 and $432,916 respectively.

	For the Years Ended March 31,

	2017	2016	2015	2014	2013

Net cash provided by (used in):
Operating activities	$(33,486)	$(25,778)	$92,308	$25,441	$92,726
Investing activities	99,087	50,249	54,002	-	(111,724)
Financing activities	-	-	-	-	10,000
Net change in cash	65,601	24,471	146,310	25,441	(8,998)

Cash and cash equivalents, beginning of period	213,363	188,892	42,582	17,141	26,139

Cash and cash equivalents, end of period	$278,964	$213,363	$188,892	$42,582	$17,141

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2016	2015	2014	2013	2012

Federal	$-	$-	$-	$-	$33

State	-	-	-	-	-

Total	$-	$-	$-	$-	$33

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

Financial Condition

The Partnership’s assets at March 31, 2017 consisted of $279,000 in cash and cash equivalents and $7,000 in other assets. Liabilities at March 31, 2017 consisted of $154,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016  The Partnership’s net income for the year ended March 31, 2017 was $110,000, reflecting a decrease of $13,000 from the net income of $123,000 experienced for the year ended March 31, 2016. The change was partially due to a gain on sale of Local Limited Partnerships of $99,000 for the year ended March 31, 2017 compared to $50,000 recorded during the year ended March 31, 2016. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Legal and accounting fees increased by $31,000 for the year ended March 31, 2017 due to the timing of the work performed. Asset management fees decreased by $7,000 during the year ended March 31, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. The Partnership received $107,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2017 compared to $144,000 received during the year ended March 31, 2016. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate from one Local Limited Partnership during the year ended March 31, 2017 compared to $17,000 received during the year ended March 31, 2016. Write-off of other expenses increased by $2,000 during the year ended March 31, 2017 compared to the year ended March 31, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $14,000 during the year ended March 31, 2017, due mainly to appraisal expenses incurred during the year ended March 31, 2016.

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

Liquidity and Capital Resources

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016. The net increase in cash and cash equivalents during the year ended March 31, 2017 was $66,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2016 of $24,000. The change was mainly due to a $49,000 increase in sale proceeds from the disposition of Local Limited Partnerships during the year ended March 31, 2017. Proceeds received from disposition vary from period to period depending on the sales prices and value of the Housing Complexes sold. The Partnership received $107,000 in distributions and reporting fees during the year ended March 31, 2017 compared to $144,000 received during the year ended March 31, 2016. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $42,000 reimbursement of operating advances paid to the General Partner or an affiliate during the year ended March 31, 2017 compared to $63,000 paid during the year ended March 31, 2016. In addition, the Partnership paid $100,000 in accrued asset management fees during the year ended March 31, 2017 compared to $146,000 payment for the year ended March 31, 2016. The reimbursements of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also received $6,000 as payment for interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the year ended March 31, 2017, compared to $17,000 received during the year ended March 31, 2016.

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015. The net increase in cash and cash equivalents during the year ended March 31, 2016 was $24,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2015 of $146,000. The change was partially due to $4,000 decrease in sale proceeds from the disposition of Local Limited Partnerships during the year ended March 31, 2016. Proceeds received from disposition vary from period to period depending on the sales prices and value of the Housing Complexes sold. The Partnership received $144,000 in distributions and reporting fees during the year ended March 31, 2016 compared to $188,000 received during the year ended March 31, 2015. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $63,000 reimbursement of operating advances paid to the General Partner or an affiliate during the year ended March 31, 2016 compared to $72,000 paid during the year ended March 31, 2015. In addition, the Partnership paid $146,000 in accrued asset management fees during the year ended March 31, 2016 compared to $50,000 payment for the year ended March 31, 2015. The reimbursements of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also received $17,000 as payment for interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the year ended March 31, 2016, compared to $27,000 received during the year ended March 31, 2015.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2017:

	2018	2019	2020	2021	2022	Thereafter	Total

Asset management fees (1)	$171,595	$17,775	$17,775	$17,775	$17,775	$675,450	$918,145
Total contractual cash obligations	$171,595	$17,775	$17,775	$17,775	$17,775	$675,450	$918,145

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2017 have been included in the 2018 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") as of March 31, 2017 and 2016, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2017. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 7 as of March 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2017 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether this schedule reconciles to the basic financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in this schedule. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick, LLP.
Bethesda, Maryland
June 23, 2017

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2017	2016

ASSETS

Cash and cash equivalents	$278,964	$213,363
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Due from affiliates, net (Note 5)	-	-
Other assets	6,521	3,800

Total Assets	$285,485	$217,163

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$153,719	$195,569

Total Liabilities	153,719	195,569

Partners’ Equity (Deficit):
General Partner	126,829	126,719
Limited Partners (25,000 Partnership Units authorized; 18,795 and 18,825, respectively, Partnership Units issued and outstanding)	4,937	(105,125)

Total Partners’ Equity (Deficit)	131,766	21,594

Total Liabilities and Partners’ Equity (Deficit)	$285,485	$217,163

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2017	2016	2015
Operating income:
Reporting fees	$15,418	$16,014	$19,221
Distribution income	91,139	127,545	168,374
Other income	5,912	17,387	27,066

Total operating income	112,469	160,946	214,661

Operating expenses:	-
Asset management fees (Note 3)	24,323	31,039	43,408
Legal and accounting	66,057	35,005	44,092
Write-off of other assets	2,300	-	-
Other	8,795	22,439	21,255

Total operating expenses	101,475	88,483	108,755

Income from operations	10,994	72,463	105,906

Gain on sale of Local Limited Partnerships	99,087	50,249	54,002

Interest income	91	75	47

Net income	$110,172	$122,787	$159,955

Net income allocated to:
General Partner	$110	$123	$160

Limited Partners	$110,062	$122,664	$159,795

Net income per Partnership Unit	$5.86	$6.52	$8.48

Outstanding weighted Partnership Units	18,795	18,825	18,840

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2014	$126,436	$(387,584)	$(261,148)

Net income	160	159,795	159,955

Partners’ equity (deficit) at March 31, 2015	126,596	(227,789)	(101,193)

Net income	123	122,664	122,787

Partners’ equity (deficit) at March 31, 2016	126,719	(105,125)	21,594

Net income	110	110,062	110,172

Partners’ equity at March 31, 2017	$126,829	$4,937	$131,766

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2017	2016	2015

Cash flows from operating activities:
Net income	$110,172	$122,787	$159,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in other assets	(2,721)	2,663	(6,463)
Gain on sale of Local Limited Partnerships	(99,087)	(50,249)	(54,002)
Decrease in accrued fees and expenses due to General Partner and affiliates	(41,850)	(100,979)	(7,182)

Net cash provided by (used in) operating activities	(33,486)	(25,778)	92,308

Cash flows from investing activities:
Net proceeds on sale of Local Limited Partnerships	99,087	50,249	54,002

Net cash provided by investing activities	99,087	50,249	54,002

Net increase in cash and cash equivalents	65,601	24,471	146,310

Cash and cash equivalents, beginning of period	213,363	188,892	42,582

Cash and cash equivalents, end of period	$278,964	$213,363	$188,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2017, 2016 and 2015

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

WNC & Associates, Inc. is the general partner of the Partnership (the “General Partner” or “Associates”).  The chairman and president own all of the outstanding stock of Associates.  The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of March 31, 2017 and 2016, a total of 18,795 and 18,825 Partnership Units, respectively, remain outstanding.

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

For the Years Ended March 31, 2017, 2016 and 2015

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

For the Years Ended March 31, 2017, 2016 and 2015

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2017.

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

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in Montrose Country Estates LDHA LP (“Montrose”). Montrose was appraised for $28,000 and had a mortgage balance of $653,131 as of December 31, 2015. The Partnership received $40,000 in cash proceeds which were used to pay accrued asset management fees. The Partnership incurred $4,649 in sales related expenses, which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $35,351 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2017, the Partnership sold its Local Limited Partnership interest in Hickory Lane Partners, L.P. (“Hickory Lane”). Hickory Lane was appraised for $1,520,000 and had a mortgage balance of $2,843,908 as of December 31, 2016. The Partnership received $64,336 in cash proceeds in which $60,000 was used to pay accrued asset management fees. The Partnership incurred $600 in sales related expenses which were netted against the sale proceeds to calculate the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $63,736 was recorded during the period. The compliance period has been completed therefore there is no risk of recapture.

As of March 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2016	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

ACN Southern Hills Partners II	$409,260	$910,000	$900,000	$4,368	8/15/2017

Timberwolf Townhomes Limited Partnership	$1,348,435	$570,000	(*)	$1,500	(*)

Pierce Street Partners Limited Partnership	$3,175,270	$2,370,000	(*)	$653	(*)

(*) Estimated sales price, estimated sales expenses and estimated sale date have not yet been determined.

The Compliance Period for these Local Limited Partnerships above has expired so there is no risk of recapture to the investors.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

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

“Equity in losses of Local Limited Partnerships” for each year ended March 31, 2017 and 2016 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2017 and 2016, all of the investment balances in Local Limited Partnerships had reached zero.

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

For the Years Ended March 31, 2017, 2016 and 2015

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2017 and 2016, the Partnership had $278,964 and $213,363 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Income Per Partnership Unit

Net income per Partnership Unit includes no dilution and is computed by dividing income available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net income per Partnership Unit is not required.

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

For the Years Ended March 31, 2017, 2016 and 2015

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

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2017 and 2016, the Partnership owned Local Limited Partnership interests in 3 and 5 Local Limited Partnerships, respectively, each of which owns or owned one Housing Complex consisting of an aggregate 136 and 232 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2017 and 2016 are approximately $1,744,000 and $1,894,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2017 and 2016, the investment accounts for all of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of income (losses) for the years ended March 31, 2017, 2016 and 2015, amounting to $13,000, ($231,000) and ($351,000), respectively, have not been recognized.  As of March 31, 2017, the aggregate share of net losses not recognized by the Partnership amounted to approximately $515,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

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

COMBINED CONDENSED BALANCE SHEETS

	2016	2015
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2016 and 2015 of $6,467,000 and $6,510,000, respectively)	$8,739,000	$9,902,000
Land	321,000	385,000
Other assets	1,291,000	1,465,000

Total assets	$10,351,000	$11,752,000

LIABILITIES

Mortgage loans payable	$7,777,000	$8,795,000
Due to related parties	41,000	78,000
Other liabilities	228,000	283,000

Total liabilities	8,046,000	9,156,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	1,744,000	1,894,000
Other partners	561,000	702,000

Total partners’ equity	2,305,000	2,596,000

Total liabilities and partners’ equity	$10,351,000	$11,752,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2016	2015	2014

Revenues	$1,820,000	$1,971,000	$3,036,000

Expenses:
Operating expenses	1,051,000	1,406,000	1,992,000
Interest expense	339,000	326,000	602,000
Depreciation and amortization	417,000	470,000	793,000

Total expenses	1,807,000	2,202,000	3,387,000

Net income (loss)	$13,000	$(231,000)	$(351,000)

Net income (loss) allocable to the Partnership	$13,000	$(231,000)	$(351,000)

Net income (loss) recorded by the Partnership	$-	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500.  Accumulated amortization of these capitalized costs was $0 and $0, as of March 31, 2017 and 2016, respectively. Impairment of the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2017, the acquisition fees have been fully amortized or impaired.

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

For the Years Ended March 31, 2017, 2016 and 2015

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $24,323, $31,039 and $43,408 were incurred during the years ended March 31, 2017, 2016 and 2015, respectively, of which $100,000, $146,502 and $50,000 was paid during the years ended March 31, 2017, 2016 and 2015, respectively.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $42,318, $62,648 and $71,649 during the years ended March 31, 2017, 2016 and 2015, respectively.

(e)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2017	2016
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$53,645	$19,818
Asset management fee payable	100,074	175,751

Total	$153,719	$195,569

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

 NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2017

Income	$9,000	$103,000	$-	$-

Operating expenses	(35,000)	(37,000)	(13,000)	(16,000)

Income (loss) from operations	(26,000)	66,000	(13,000)	(16,000)

Gain on sale of Local Limited Partnerships	-	-	35,000	64,000

Net income (loss)	(26,000)	66,000	22,000	48,000

Net income (loss) available to Limited Partners	(26,000)	66,000	22,000	48,000

Net income (loss) per Partnership Unit	(1)	4	1	2

	June 30	September 30	December 31	March 31

2016

Income	$159,000	$2,000	$-	$-

Operating expenses	(25,000)	(37,000)	(14,000)	(13,000)

Income (loss) from operations	134,000	(35,000)	(14,000)	(13,000)

Gain on sale of Local Limited Partnerships	26,000	30,000	(4,000)	(1,000)

Net income (loss)	160,000	(5,000)	(18,000)	(14,000)

Net income (loss) available to Limited Partners	160,000	(5,000)	(18,000)	(14,000)

Net income (loss) per Partnership Unit	9	0	(1)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2017, 2016 and 2015

 NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2015

Income	$211,000	$1,000	$1,000	$2,000

Operating expenses	(14,000)	(45,000)	(31,000)	(19,000)

Income (loss) from operations	197,000	(44,000)	(30,000)	(17,000)

Gain on sale of Local Limited Partnerships	-	-	-	54,000

Net income (loss)	197,000	(44,000)	(30,000)	37,000

Net income (loss) available to Limited Partners	197,000	(44,000)	(30,000)	37,000

Net income (loss) per Partnership Unit	10	(2)	(2)	2

 NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2017 and 2016, loans receivable of $63,098 and $64,312, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. Payments of $5,912, $17,387 and $27,066 were received during the years ended March 31, 2017, 2016 and 2015, respectively, and are included in other income on the statements of operations.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2017. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2017.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Syndications

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

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

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

Anand Kannan is President – Community Preservation Partners. He leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

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

Anil Advani is Senior Vice President – Syndications of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2015, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a)
Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $24,323, $31,039 and $43,408 were incurred during the years ended March 31, 2017, 2016 and 2015, respectively, of which $100,000, $146,502 and $50,000 was paid during the years ended March 31, 2017, 2016 and 2015, respectively.

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

(b)
Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership Agreement. The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $53,645, $19,818 and $5,334 as of March 31, 2017, 2016 and 2015, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $42,318, $62,648 and $71,649 during the years ended March 31, 2017, 2016 and 2015, respectively.

(c)
Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, for the General Partner for the years ended December 31, 2016, 2015 and 2014, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2017, 2016 and 2015.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2017, 2016 and 2015.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2017	2016

Audit Fees	$22,150	$26,350
Audit-related Fees	-	-
Tax Fees	4,000	4,000
All Other Fees	-	-
TOTAL	$26,150	$30,350

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm.
Balance Sheets, March 31, 2017 and 2016.
Statements of Operations for the years ended March 31, 2017, 2016 and 2015.
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015.
Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015.
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

32.2
Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2017, 2016, (ii) the Statements of Operations for the years ended March 31, 2017, 2016 and 2015, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015 (iv) the Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

		As of March 31, 2017		Initial Cost to Partnership			As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	$1,284,000	$1,284,000	$120,000	$2,021,000	$42,000	$409,000	$120,000	$2,063,000	$1,232,000	$951,000

Hickory Lane	Sioux City, Iowa	N/A	N/A	129,000	3,875,000	189,000	2,844,000	129,000	4,064,000	1,530,000	2,663,000
Partners, L.P.(1)

Pierce Street	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	273,000	3,175,000	-	7,359,000	2,948,000	4,411,000
Partners, L.P.

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,349,000	72,000	1,720,000	757,000	1,035,000

		$4,142,000	$4,142,000	$321,000	$14,689,000	$517,000	$7,777,000	$321,000	$15,206,000	$6,467,000	$9,060,000

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

	For the year ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

ACN Southern Hills Partners II, L.P.	$198,000	$(60,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.(1)	521,000	71,000	2000	Completed	40

Pierce Street Partners, L.P.	829,000	46,000	2000	Completed	40

Timberwolf Townhomes, L.P.	147,000	(44,000)	2001	Completed	40

	$1,695,000	$13,000

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		Initial Cost to Partnership			As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	$1,284,000	1,284,000	$120,000	$2,021,000	$33,000	$426,000	$120,000	$2,054,000	$1,161,000	$1,013,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	189,000	2,994,000	129,000	4,064,000	1,422,000	2,771,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	41,000	653,000	64,000	1,211,000	459,000	826,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	267,000	3,371,000	-	7,353,000	2,757,000	4,596,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,351,000	72,000	1,720,000	711,000	1,081,000

		$5,617,000	5,617,000	$385,000	$15,869,000	$543,000	$8,795,000	$385,000	$16,412,000	$6,510,000	$10,287,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

	For the year ended December 31, 2015
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

ACN Southern Hills Partners II, L.P.	$192,000	$(50,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	504,000	(33,000)	2000	Completed	40

Montrose County Estates Limited Dividend Housing Association, L.P.	176,000	(43,000)	2001	Completed	40

Pierce Street Partners, L.P.	810,000	(70,000)	2000	Completed	40

Timberwolf Townhomes, L.P.	117,000	(35,000)	2001	Completed	40

	$1,799,000	$(231,000)

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership				As of December 31, 2014
Local LimitedPartnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

2nd Fairhaven, LLC	Federalsburg, Maryland	$360,000	$360,000	$105,000	$1,140,000	$46,000	$939,000	$105,000	$1,186,000	$475,000	$816,000

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	1,284,000	1,284,000	120,000	2,021,000	34,000	450,000	120,000	2,055,000	1,091,000	1,084,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	189,000	3,033,000	129,000	4,064,000	1,309,000	2,884,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	24,000	657,000	64,000	1,204,000	428,000	840,000

Ozark Properties III (**)	Ozark, Arkansas	N/A	N/A	62,000	1,175,000	-	718,000	62,000	1,175,000	526,000	711,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	267,000	3,425,000	-	7,353,000	2,557,000	4,796,000

Red Oaks Estates, L.P.(***)	Holly Springs, Mississippi	242,000	242,000	49,000	967,000	-	635,000	49,000	967,000	545,000	471,000

School Square, L.P.	Albany, Minnesota	286,000	286,000	-	1,290,000	81,000	905,000	82,000	1,289,000	708,000	663,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership				As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvement	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Tahlequah Properties IV (**)	Tahlequah, Oklahoma	N/A	N/A	42,000	1,396,000	-	728,000	42,000	1,395,000	592,000	845,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	4,000	1,347,000	72,000	1,711,000	665,000	1,118,000

United Development L.P., 2000	Memphis Arkansas	2,249,000	2,249,000	195,000	3,544,000	(1,000)	841,000	195,000	3,543,000	1,636,000	2,102,000
		$8,754,000	$8,754,000	$838,000	$25,381,000	$644,000	$13,678,000	$920,000	$25,942,000	$10,532,000	$16,330,000

(**) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but as of March 31, 2015.

(***) The Local Limited Partnership was disposed of subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

	For the year ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

2nd Fairhaven, LLC	$145,000	$(29,000)	2000	Completed	40

ACN Southern Hills Partners II, L.P.	96,000	(26,000)	2000	Completed	27.5

Hickory Lane Partners, L.P.	504,000	(23,000)	2000	Completed	40

Montrose County Estates Limited Dividend Housing Association, L.P.	169,000	(46,000)	2001	Completed	40

Ozark Properties III (**)	146,000	(7,000)	2001	Completed	40

Pierce Street Partners, L.P.	805,000	1,000	2000	Completed	40

Red Oaks Estates, L.P.(***)	173,000	(16,000)	2000	Completed	27.5

School Square, L.P.	135,000	(26,000)	2000	Completed	27.5

Tahlequah Properties IV (**)	129,000	(32,000)	2001	Completed	40

Timberwolf Townhomes, L.P.	115,000	(55,000)	2001	Completed	40

United Development 2000, L.P.	192,000	(92,000)	2000	Completed	27.5

	$2,609,000	$(351,000)

(**) The Local Limited Partnership was disposed of subsequent to December 31, 2014, but as of March 31, 2015.

(***) The Local Limited Partnership was disposed of subsequent to March 31, 2015.

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

Date:     June 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:       June 23, 2017

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice President – Accounting and Finance and Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    June 23, 2017

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:    June 23, 2017

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 23, 2017