Form 10-Q
period 2017-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2017-08-14
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-32395

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7

California	33-0761517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employe rIdentification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2017 and March 31, 2017	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2017 and 2016	4

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2017	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2017 and 2016	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2017	March 31, 2017

ASSETS

Cash and cash equivalents	$216,196	$278,964
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	13,328	6,521

Total Assets	$229,524	$285,485

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$108,431	$153,719

Total Liabilities	108,431	153,719

Partners’ Equity (Deficit):
General Partner	126,818	126,829
Limited Partners (25,000 Partnership Units authorized; 18,795 Partnership Units issued and outstanding)	(5,725)	4,937

Total Partners’ Equity (Deficit)	121,093	131,766

Total Liabilities and Partners’ Equity (Deficit)	$229,524	$285,485

  See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	2017	2016
	Three Months	Three Months

Operating income:
Reporting fees	$-	$3,280
Other income	-	5,912

Total operating income	-	9,192

Asset management fees (Note 3)	4,444	6,327
Legal and accounting fees	1,650	27,134
Write-off of other assets	600	-
Other expenses	4,003	1,486

Total operating expenses	10,697	34,947

Loss from operations	(10,697)	(25,755)

Interest income	24	16

Net loss	$(10,673)	$(25,739)

Net loss allocated to:
General Partner	$(11)	$(26)

Limited Partners	$(10,662)	$(25,713)

Net loss per Partnership Unit	$(1)	$(1)

Outstanding weighted Partnership Units	$18,795	$18,805

  See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2017
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2017	$126,829	$4,937	$131,766

Net loss	(11)	(10,662)	(10,673)

Partners’ equity (deficit) at June 30, 2017	$126,818	$(5,725)	$121,093

  See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2017 and 2016
(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(10,673)	$(25,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(6,807)	(600)
Decrease in accrued fees and expenses due to General Partner and affiliates	(45,288)	(6,771)

Net cash used in operating activities	(62,768)	(33,110)

Net decrease in cash and cash equivalents	(62,768)	(33,110)

Cash and cash equivalents, beginning of period	278,964	213,363

Cash and cash equivalents, end of period	$216,196	$180,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2017 and March 31, 2017, 18,795 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2017
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

For the Quarterly Period Ended June 30, 2017
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Periods as of June 30, 2017.

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

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2017.

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

As of March 31, 2017, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, Tahlequah Properties IV, Red Oaks Estates, 2nd Fairhaven, LLC, School Square Limited Partnership, United Development LP 2000, Montrose Country Estates LDHA LP and Hickory Lane Partners, L.P.

As of June 30, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2016	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

ACN Southern Hills Partners II	$409,260	$910,000	$900,000	$10,800	7/20/2017 (**)
Timberwolf Townhomes Limited Partnership	$1,348,435	$570,000	(*)	$1,500	(*)

Pierce Street Partners Limited Partnership	$3,175,270	$4,845,000	(*)	$1,028	(*)
		(***)

(*) Estimated sales price and sale date has not yet to be determined.

(**) Sold subsequent to June 30, 2017 (Note 5)

(***) In the Annual 10-K filing the appraisal value was stated at $2,370,000, that was per the appraisal that Pierce Street General Partner had completed. The Partnership’s legal counsel engaged a third-party appraisal and that appraisal had the above stated value. As discussed in Part II, Item 1. legal proceedings, currently Pierce Street General Partners and the Partnership are working on resolving the disagreement.

The Compliance Period for these Local Limited Partnerships has expired so there is no risk of recapture to the investors.

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

For the Quarterly Period Ended June 30, 2017
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2017 and 2016 has been recorded by the
Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2017
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2017 and March 31, 2017, the Partnership had $216,196 and $278,964 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2014 remain open.

Net Loss per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2017
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2017 and March 31, 2017, the Partnership owned Local Limited Partnership interests in 3 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 136 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2017
(Unaudited)

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016

Revenues	$305,000	$493,000

Expenses:
Interest expense	60,000	81,000
Depreciation and amortization	77,000	118,000
Operating expenses	182,000	352,000
Total expenses	319,000	551,000

Net loss	$(14,000)	$(58,000)
Net loss allocable to the Partnership	$(14,000)	$(58,000)
Net loss recorded by the Partnership	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $4,444 and $6,327 were incurred during the three months ended June 30, 2017 and 2016, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $62,792 and $42,318 during the three months ended June 30, 2017 and 2016, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2017
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2017	March 31, 2017

Expenses paid by the General Partner or affiliateson behalf of the Partnership	$3,913	$53,645
Asset management fee payable	104,518	100,074

Total	$108,431	$153,719

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30, 2017 and March 31, 2017, loans receivable of $63,098 were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owns a 99.98% interest. The loan receivable is in the form of a 20 year promissory note, is subordinate to the first mortgage on the property, due in full on August 30, 2022 and earns interest at a rate of 8% per annum. The most recent payments of $5,912, $17,387 and $27,066 were received during the years ended March 31, 2017, 2016 and 2015, respectively, and were included in other income on the statements of operations. As of all periods presented, the full receivable has been reduced by a valuation allowance.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the underlying Housing Complex of ACN Southern Hills Partners II (“ACN”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. ACN was appraised for $910,000 and had a mortgage note balance of $409,260 as of December 31, 2016. The Partnership received $510,513 in cash proceeds, of which $108,608 will be used to pay accrued asset management fees, $65,244 is for the repayment of the promissory note and its interest as mentioned in Note 4, and the remaining $336,661 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred approximately $10,800 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $499,713 will be recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2017 and 2016, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2017 consisted of $216,000 in cash and cash equivalents and $13,000 in other assets. Liabilities at June 30, 2017 consisted of $108,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016. The Partnership’s net loss for the three months ended June 30, 2017 was $11,000, reflecting a decrease of $15,000 from the $26,000 net loss for the three months ended June 30, 2016. The Partnership received $0 of reporting fees during the three months ended June 30, 2017 compared to $3,000 received during the three months ended June 30, 2016. Reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. In addition, the Partnership received no payment for principal and interest previously reserved on the note due from an affiliate during the three months ended June 30, 2017 compared to $6,000 received during the three months ended June 30, 2016. Asset management fees decreased by $2,000 during the year ended June 30, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees decreased by $25,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to legal settlement fees and the timing of work performed. Other expenses increased by $3,000 due to K-1 expenses and write-off of other assets incurred during the three months ended June 30, 2017.

Liquidity and Capital Resources

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016. The net decrease in cash and cash equivalents during the three months ended June 30, 2017 was $63,000 compared to a net decrease in cash and cash equivalents for the three months ended June 30, 2016 of $33,000. The change was due to $3,000 less of reporting fees received for the three months ended June 30, 2017 compared to June 30, 2016 as discussed above. In addition, the Partnership paid $63,000 of operating advances to the General Partner or affiliates during the three months ended June 30, 2017 compared to $42,000 paid during the three months ended June 30, 2016. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the three months ended June 30, 2016, compared to no payment received during the three months ended June 30, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $45,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2018.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

In April, 2017, the General Partners (“Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court Northern District of Iowa. Prior to any answer being filed by the Partnership, Pierce Street General Partners filed a notice of dismissal (without prejudice) which was signed by the Court in June, 2017. Pierce Street General Partner has re-filed the complaint in State Court in July, 2017. Notwithstanding, the General Partner and the Partnership have agreed that the Partnership does not need to answer the complaint until the partners mediate and try to resolve the issues.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three months ended June 30, 2017 and June 30, 2016, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2017, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2017 and June 30, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: August 14, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Accounting and Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: August 14, 2017