Form 10-Q
period 2017-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2017-11-16
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2017 and March 31, 2017	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2017 and 2016	4

Condensed Statement of Partners' Equity
For the Six Months Ended September 30, 2017	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2017 and 2016	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2017	March 31, 2017

ASSETS

Cash and cash equivalents	$767,391	$278,964
Investments in Local Limited Partnerships, net (Note 3)	-	-
Asset management fees receivable	340	-
Due from affiliates, net (Note 5)	-	-
Other assets	16,118	6,521

Total Assets	$783,849	$285,485

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 4)	$1,833	$153,719

Total Liabilities	1,833	153,719

Partners’ Equity:
General Partner	127,479	126,829
Limited Partners (25,000 Partnership Units authorized; 18,795 Partnership Units issued and outstanding)	654,537	4,937

Total Partners’ Equity	782,016	131,766

Total Liabilities and Partners’ Equity	$783,849	$285,485

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2017 and 2016
 (Unaudited)

	2017		2016
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$7,500	$7,500	$11,250	$14,530
Distribution income	184,894	184,894	92,032	92,032
Other income	-	-	-	5,912

Total operating income	192,394	192,394	103,282	112,474

Operating expenses:
Asset management fees (Note 4)	3,750	8,194	6,327	12,654
Legal and accounting fees	20,977	22,627	27,770	54,904
Write-off of other assets	1,500	2,100	-	-
Other expenses	4,116	8,119	3,073	4,559

Total operating expenses	30,343	41,040	37,170	72,117

Income from operations	162,051	151,354	66,112	40,357

Gain on sale of Local Limited Partnerships	498,813	498,813	-	-

Interest income	59	83	15	31

Net income	$660,923	$650,250	$66,127	$40,388

Net income allocated to:
General Partner	$661	$650	$66	$40

Limited Partners	$660,262	$649,600	$66,061	$40,348

Net income per Partnership Unit	$35	$35	$4	$2

Outstanding weighted Partnership Units	18,795	18,795	18,795	18,795

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY

For the Six Months Ended September 30, 2017(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2017	$126,829	$4,937	$131,766

Net income	650	649,600	650,250

Partners’ equity at September 30, 2017	$127,479	$654,537	$782,016

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2017
(Unaudited)
	2017	2016

Cash flows from operating activities:
Net income	$650,250	$40,388
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Increase in asset management fees receivable	(340)	-
Increase in other assets	(9,597)	(4,350)
Gain on sale of Local Limited Partnership	(498,813)	-
Decrease in accrued fees and expenses due to
General Partner and affiliates	(151,886)	(7,489)

Net cash provided by (used in) operating activities	(10,386)	28,549

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	498,813	-
Prepaid disposition proceeds	-	40,000

Net cash provided by investing activities	498,813	40,000

Net increase in cash and cash equivalents	488,427	68,549

Cash and cash equivalents, beginning of period	278,964	213,363

Cash and cash equivalents, end of period	$767,391	$281,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2017 and March 31, 2017, 18,795 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2017
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

For the Quarterly Period Ended September 30, 2017
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Period as of September 30, 2017.

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

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2017.

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

During the six months ended September 30, 2017, the underlying Housing Complex of ACN Southern Hills Partners II (“ACN”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. ACN was appraised for $910,000 and had a mortgage note balance of $409,260 as of December 31, 2016. The Partnership received $510,513 in cash proceeds, of which $108,608 was used to pay accrued asset management fees, $65,244 was used for the repayment of the promissory note and its interest as mentioned in Note 5, and the remaining $336,661 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred $11,700 in sales related expenses which will be netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $498,813 was recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

As of September 30, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2016	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date
Timberwolf Townhomes Limited Partnership	$1,348,435	$425,000	(*)	$0	(*)
Pierce Street Partners Limited Partnership	$3,175,270	$4,845,000(**)	(*)	$16,118	(*)

(*) Estimated sales price and estimated sale date has not yet been determined.
(**) In the Annual 10-K filing the appraisal value was stated at $2,370,000, which was per the appraisal that Pierce Street General Partner had completed. The Partnership’s legal counsel engaged a third-party appraiser and that appraisal had the above stated value. As discussed in Part II, Item 1. legal proceedings, currently Pierce Street General Partners and the Partnership are working on resolving the disagreement between the appraised values.

The Compliance Period for these Local Limited Partnerships has expired so there is no risk of recapture to the investors.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2017
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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (see Note 3).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 3).

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

For the Quarterly Period Ended September 30, 2017
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2017 and March 31, 2017, the Partnership had $767,391 and $278,964 of cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Income per Partnership Unit

Net income per Partnership Unit includes no dilution and is computed by dividing income allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU  2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash and cash equivalent balances in one account in one bank. At times, the balances may exceed the federal insurance limits; however, the Partnership has not experienced any losses with respect to its bank balances in excess of governmental provided insurance. Management believes that no significant concentration of credit risk exists with respect to these balances at September 30, 2017.

NOTE 3 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2017 and March 31, 2017, the Partnership owns Local Limited Partnership interests in 2 and 3 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 106 and 136 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 3 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2017	2016

Revenues	$502,000	$986,000

Expenses:
Interest expense	106,000	163,000
Depreciation and amortization	119,000	235,000
Operating expenses	276,000	703,000
Total expenses	501,000	1,101,000

Net income (loss)	$1,000	$(115,000)
Net income (loss) allocable to the Partnership	$1,000	$(115,000)
Net income (loss) recorded by the Partnership	$-	$-

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $8,194 and $12,654 were incurred during the six months ended September 30, 2017 and 2016, respectively, and $108,608 and $40,000 was paid during the six months ended September 30, 2017 and 2016, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2017
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $104,316 and $42,318 during the six months ended September 30, 2017 and 2016, respectively.

The accrued fees and expenses due to (due from) the General Partner and affiliates consisted of the following at:

	September 30, 2017	March 31, 2017

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$1,833	$53,645
Asset management fee payable (receivable)	(340)	100,074

Total	$1,493	$153,719

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 5 - DUE FROM AFFILIATES, NET

At September 30, 2017 and March 31, 2017, loans receivable of $0 and $63,098, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“ACN”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20 year promissory note, was subordinate to the first mortgage on the property, was due in full by August 30, 2022 and earned interest at a rate of 8% per annum. The most recent payments of $5,912, $17,387 and $27,066 were received during the years ended March 31, 2017, 2016 and 2015, respectively, and were included in other income on the statements of operations. As of March 31, 2017, the full receivable had been reduced by a valuation allowance. During the six months ended September 30, 2017, the loan was deemed to have been repaid in full from proceeds received from the sale of the underlying Housing Complex of ACN.

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2017 and 2016, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2017 consisted of $767,000 in cash and cash equivalents and $16,000 in other assets. Liabilities at September 30, 2017 consisted of $2,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. The Partnership’s net income for the three months ended September 30, 2017 was $661,000, reflecting an increase of $595,000 from the $66,000 net income for the three months ended September 30, 2016. The change was primarily due to the $499,000 gain on sale from Local Limited Partnership during the three months ended September 30, 2017 compared to no gain on sale during the three months ended September 30, 2016. The gains recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The Partnership received $192,000 of reporting fees and distribution income for the three months ended September 30, 2017 compared to $103,000 received during the three months ended September 30, 2016. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $3,000 during the three months ended September 30, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees decreased by $7,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to legal settlement fees and the timing of work performed. Write-off of other assets increased by $2,000 for the three months ended September 30, 2017 compared to three months ended September 30, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $1,000 during the three months ended September 30, 2017 due to professional services for proxy fulfillment and voting performed for the three months ended September 30, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016. The Partnership’s net income for the six months ended September 30, 2017 was $650,000, reflecting an increase of $610,000 from the $40,000 net income for the six months ended September 30, 2016. The change was primarily due to the $499,000 gain on sale from Local Limited Partnership during the six months ended September 30, 2017 compared to no gain on sale during the six months ended September 30, 2016. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The Partnership received $192,000 of reporting fees and distribution income for the six months ended September 30, 2017 compared to $107,000 received during the six months ended September 30, 2016. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Other income decreased by $6,000 during the six months ended September 30,2017 due to principal and interest payments received on the previously reserved loan due from an affiliate during the six months ended September 30, 2017 compared to no payments received during the six months ended September 30, 2017. Asset management fees decreased by $4,000 during the six months ended September 30, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees decreased by $32,000 for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 due to legal settlement fees and the timing of work performed. Write-off of other assets increased by $2,000 for the six months ended September 30, 2017 compared to six months ended September 30, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $4,000 during the six months ended September 30, 2017 due to professional services for proxy fulfillment and voting performed for the six months ended September 30, 2017.

Liquidity and Capital Resources

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016. The net increase in cash and cash equivalents during the six months ended September 30, 2017 was $488,000 compared to a net increase in cash and cash equivalents for the six months ended September 30, 2016 of $69,000. The change was mainly due to a $499,000 increase in sale proceeds from the disposition of Local Limited Partnerships during the six months ended September 30, 2017. Proceeds received from disposition vary from period to period depending on the sales prices and value of the Housing Complexes sold. The Partnership also received $192,000 in distributions, reporting fees and other income during the six months ended September 30, 2017 compared to $112,000 received during the six months ended September 30, 2016. Distributions, reporting fees and other income vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. In addition, the Partnership paid $109,000 in accrued asset management fees and $104,000 of operating advances to the General Partner or affiliates during the six months ended September 30, 2017 compared to $40,000 and $42,000, respectively, paid during the six months ended September 30, 2016. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the six months ended September 30, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $152,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2017, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 31, 2018.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.   Legal Proceedings

In April 2017, the General Partners (“Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court Northern District of Iowa. Prior to any answer being filed by the Partnership, Pierce Street General Partners filed a notice of dismissal (without prejudice) which was signed by the Court in June 2017. Pierce Street General Partner has re-filed the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The Court has set this matter for trial on October 9, 2018 and expects it to take 4 days. Discovery has now commenced.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the six months ended September 30, 2017 and September 30, 2016, (iii) the Condensed Statement of Partners’ Equity for the six months ended September 30, 2017, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2017 and September 30, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: November 16, 2017

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 16, 2017