Form 10-Q
period 2017-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2018-02-14
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2017 and March 31, 2017	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2017 and 2016	4

Condensed Statement of Partners' Equity
For the Nine Months Ended December 31, 2017	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2017 and 2016	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2017	March 31, 2017

ASSETS

Cash and cash equivalents	$785,021	$278,964
Investments in Local Limited Partnerships, net (Note 3)	-	-
Other assets	1,715	6,521

Total Assets	$786,736	$285,485

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 4)	$39,216	$153,719

Total Liabilities	39,216	153,719

Partners’ Equity:
General Partner	127,445	126,829
Limited Partners (25,000 Partnership Units authorized; 18,795 Partnership Units issued and outstanding)	620,075	4,937

Total Partners’ Equity	747,520	131,766

Total Liabilities and Partners’ Equity	$786,736	$285,485

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2017 and 2016
 (Unaudited)

	2017		2016
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$-	$7,500	$-	$14,530
Distribution income	-	184,894	-	92,032
Other income	-	-	-	5,912

Total operating income	-	192,394	-	112,474

Operating expenses:
Asset management fees (Note 4)	3,403	11,597	5,933	18,587
Legal and accounting fees	46,252	68,879	1,887	56,791
Write-off of other assets	-	2,100	2,300	2,300
Other expenses	2,470	10,589	2,782	7,341

Total operating expenses	52,125	93,165	12,902	85,019

Income (loss) from operations	(52,125)	99,229	(12,902)	27,455

Gain on sale of Local Limited Partnerships	17,552	516,365	35,391	35,391

Interest income	77	160	28	59

Net income (loss)	$(34,496)	$615,754	$22,517	$62,905

Net income (loss) allocated to:
General Partner	$(34)	$616	$23	$63

Limited Partners	$(34,462)	$615,138	$22,494	$62,842

Net income (loss) per Partnership Unit	$(2)	$33	$1	$3

Outstanding weighted Partnership Units	18,795	18,795	18,795	18,795

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY

For the Nine Months Ended December 31, 2017(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2017	$126,829	$4,937	$131,766

Net income	616	615,138	615,754

Partners’ equity at December 31, 2017	$127,445	$620,075	$747,520

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2017 and 2016
(Unaudited)
	2017	2016

Cash flows from operating activities:
Net income	$615,754	$62,905
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Decrease in other assets	4,806	1,700
Gain on sale of Local Limited Partnership	(516,365)	(35,391)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(114,503)	3,972

Net cash provided by (used in) operating activities	(10,308)	33,186

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	516,365	35,391

Net cash provided by investing activities	516,365	35,391

Net increase in cash and cash equivalents	506,057	68,577

Cash and cash equivalents, beginning of period	278,964	213,363

Cash and cash equivalents, end of period	$785,021	$281,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2017.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2017 and March 31, 2017, 18,795 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2017
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

For the Quarterly Period Ended December 31, 2017
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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the 15-year Low Income Housing Tax Credit Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Period as of December 31, 2017.

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

For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2017.

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

During the nine months ended December 31, 2017, the underlying Housing Complex of ACN Southern Hills Partners II (“ACN”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. ACN was appraised for $910,000 and had a mortgage note balance of $409,260 as of December 31, 2016. The Partnership received $528,065 in cash proceeds, of which $108,608 was used to pay accrued asset management fees and the remaining $419,457 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred $11,700 in sales related expenses which were netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero; therefore, a gain of $516,365 was recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

As of December 31, 2017, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2016	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date
Timberwolf Townhomes Limited Partnership	$1,348,435	$425,000	(*)	$500	(*)
Pierce Street Partners Limited Partnership	$3,175,270	$4,845,000(**)	(*)	$1,215	(*)

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

For the Quarterly Period Ended December 31, 2017
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2017 and 2016 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 3).

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

For the Quarterly Period Ended December 31, 2017
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2017 and March 31, 2017, the Partnership had $785,021 and $278,964 of cash equivalents, respectively.

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

For the Quarterly Period Ended December 31, 2017
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

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash and cash equivalent balances in one account in one bank. At times, the balances may exceed the federal insurance limits; however, the Partnership has not experienced any losses with respect to its bank balances in excess of governmental provided insurance. Management believes that no significant concentration of credit risk exists with respect to these balances at December 31, 2017.

NOTE 3 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2017 and March 31, 2017, the Partnership owns Local Limited Partnership interests in 2 and 3 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 106 and 136 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 3 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2017 and 2016 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2017	2016

Revenues	$753,000	$1,427,000

Expenses:
Interest expense	159,000	232,000
Depreciation and amortization	178,000	345,000
Operating expenses	414,000	1,012,000
Total expenses	751,000	1,589,000

Net income (loss)	$2,000	$(162,000)
Net income (loss) allocable to the Partnership	$2,000	$(162,000)
Net income (loss) recorded by the Partnership	$-	$-

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $11,597 and $18,587 were incurred during the nine months ended December 31, 2017 and 2016, respectively, and $108,608 and $40,000 was paid during the nine months ended December 31, 2017 and 2016, respectively.

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

For the Quarterly Period Ended December 31, 2017
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $104,316 and $42,318 during the nine months ended December 31, 2017 and 2016, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	December 31, 2017	March 31, 2017

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$36,153	$53,645
Asset management fee payable	3,063	100,074

Total	$39,216	$153,719

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 5 - DUE FROM AFFILIATES, NET

At December 31, 2017 and March 31, 2017, loans receivable of $0 and $63,098, respectively, were due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20-year promissory note, was subordinate to the first mortgage on the property, was due in full on August 30, 2022 and earned interest at a rate of 8% per annum. As of March 31, 2017, the full receivable had been reduced by a valuation allowance. Payments of $5,912, $17,387 and $27,066 were received during the years ended March 31, 2017, 2016 and 2015, respectively, and were included in other income on the statements of operations. During the nine months ended December 31, 2017, the loan was deemed to have been repaid in full with a payment of $65,244, which was included in the proceeds received from the sale of the underlying Housing Complex of Southern Hills and included in gain on sale of Local Limited Partnerships on the condensed statement of operations.

NOTE 6 – LEGAL PROCEEDINGS

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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2017 and 2016, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2017 consisted of $785,000 in cash and cash equivalents and $2,000 in other assets. Liabilities at December 31, 2017 consisted of $39,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016. The Partnership’s net loss for the three months ended December 31, 2017 was $34,000, reflecting a decrease of $57,000 from the $23,000 net income for the three months ended December 31, 2016. The change was primarily due to the $18,000 gain on sale from Local Limited Partnership during the three months ended December 31, 2017 compared to a $35,000 gain on sale from Local Limited Partnership recorded during the three months ended December 31, 2016. The gains recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Asset management fees decreased by $3,000 during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $44,000 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The increase was mainly due to legal expenses incurred for a Local Limited Partnership and its General Partner as discussed in Part II, Item 1. Legal Proceeding. Write-off of other expenses decreased by $2,000 during the three months ended December 31, 2017 compared to three months ended December 31, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016. The Partnership’s net income for the nine months ended December 31, 2017 was $616,000, reflecting an increase of $553,000 from the $63,000 net income for the nine months ended December 31, 2016. The change was primarily due to the $516,000 gain on sale from Local Limited Partnership during the nine months ended December 31, 2017 compared to $35,000 gain on sale during the nine months ended December 31, 2016. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The Partnership received $192,000 of reporting fees and distribution income for the nine months ended December 31, 2017 compared to $107,000 received during the nine months ended December 31, 2016. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Other income decreased by $6,000 during the nine months ended December 31, 2017 due to principal and interest payments received during the nine months ended December 31, 2016 on a previously reserved loan due from a Local Limited Partnership which was then sold during the nine months ended December 31, 2017. Asset management fees decreased by $7,000 during the nine months ended December 31, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $12,000 for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 as discussed above. Other expenses increased by $3,000 during the nine months ended December 31, 2017, due to professional services for proxy fulfillment and voting performed during the nine months ended December 31, 2017.

Liquidity and Capital Resources

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016. The net increase in cash and cash equivalents during the nine months ended December 31, 2017 was $506,000 compared to a net increase in cash and cash equivalents for the nine months ended December 31, 2016 of $69,000. The change was mainly due to an increase in net proceeds from sale of Local Limited Partnerships. The Partnership received $516,000 in net disposition proceeds during the nine months ended December 31, 2017 compared to $35,000 in net disposition proceeds from the sale of Local Limited Partnerships during the nine months ended December 31, 2016. Proceeds received from dispositions vary from period to period, as discussed above. The Partnership received $80,000 more of reporting fees, distribution income and other income during the nine months ended December 31, 2017 compared to December 31, 2016 as discussed above. In addition, the Partnership paid $109,000 in accrued asset management fees and $104,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2017 compared to $40,000 and $42,000, respectively, paid during the nine months ended December 31, 2016. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the nine months ended December 31, 2017, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $115,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2017 and March 31, 2017, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2017 and December 31, 2016, (iii) the Condensed Statement of Partners’ Equity for the nine months ended December 31, 2017, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2017 and December 31, 2016 and (v) the Notes to Condensed Financial Statements.

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

Date: February 13, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2018