Form 10-K
period 2018-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2018-06-27
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”), at a price of $1,000 per Partnership Unit.  As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2018 and 2017, a total of 18,795 Partnership Units remain outstanding.

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

The Partnership originally invested in thirteen Local Limited Partnerships. Eleven Local Limited Partnerships have been sold or otherwise disposed of as of March 31, 2018.  Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the remaining Housing Complexes:

Expiration Date for 15-year Compliance PeriodLocal Limited Partnership Name Compliance Period15-year Expiration DatePierce Street Partners, L.P. 2016Timberwolf Townhomes, L.P. 2016

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2018.

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

During the year ended March 31, 2018, the underlying Housing Complex of ACN Southern Hills Partners II (“ACN”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. ACN was appraised for $910,000 and had a mortgage note balance of $409,260 as of December 31, 2016. The Partnership received $528,065 in cash proceeds, of which $108,608 was used to pay accrued asset management fees and the remaining $419,457 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred $11,700 in sales related expenses which were netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero. therefore, a gain of $516,365 was recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

As of March 31, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2017	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Timberwolf Townhomes Limited Partnership	$1,346,023	$425,000	(*)	$500	(*)

Pierce Street Partners Limited Partnership	$3,121,812	$4,845,000	(*)	$562	(*)

(*) Estimated sales price and estimated sale date have not yet been determined

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable decreased by approximately $94,000, $76,000, and $115,000 for the years ended March 31, 2018, 2017 and 2016, respectively.  The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $13,608 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the five Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 7

			As of March 31, 2018		As of December 31, 2017
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	2,389,000	2,389,000	86	2,437,000	3,122,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,346,000

			$2,858,000	$2,858,000	106	$3,068,000	$4,468,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Pierce Street Partners, L.P.	$832,000	$(45,000)	99.98%

Timberwolf Townhomes, L.P.	162,000	(43,000)	99.98%

	$994,000	$(88,000)

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2017	2016	2015	2014	2013

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	N/A	N/A	N/A	100%	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	N/A	90%	87%	100%	100%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	N/A	98%	97%	97%	100%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	N/A	N/A	97%	91%	91%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	N/A	N/A	N/A	100%	100%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	97%	97%	98%	98%	98%

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	N/A	N/A	N/A	100%	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	N/A	N/A	N/A	100%	100%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	N/A	N/A	N/A	96%	96%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	100%	95%	90%	100%	100%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	N/A	N/A	69%	86%

Weighted Average			98%	96%	95%	94%	97%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3.  Legal Proceedings

In April 2017, the General Partners (“Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court Northern District of Iowa. Prior to any answer being filed by the Partnership, Pierce Street General Partners filed a notice of dismissal (without prejudice) which was signed by the Court in June 2017. Pierce Street General Partner has refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The Court has set this matter for trial on October 9, 2018 and expects it to take 4 days. Discovery has now commenced.

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

(b)
At March 31, 2018, there were 965 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2018, 2017, and 2016, the Partnership made no cash distributions to the Limited Partners.

(d)
No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)
The Partnership does not issue common stock.

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2018.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

 Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2018	2017	2016	2015	2014
ASSETS
Cash and cash equivalents	$785,098	$278,964	$213,363	$188,892	$42,582
Other assets	1,062	6,521	3,800	6,463	-

Total Assets	$786,160	$285,485	$217,163	$195,355	$42,582

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$60,103	$153,719	$195,569	$296,548	$303,730

Total Liabilities	60,103	153,719	195,569	296,548	303,730

PARTNERS' EQUITY (DEFICIT)	726,057	131,766	21,594	(101,193)	(261,148)

Total Liabilities and Partners’ Equity (Deficit)	$786,160	$285,485	$217,163	$195,355	$42,582

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2018	2017	2016	2015	2014
Income from operations (Note 1)	$77,688	$10,994	$72,463	$105,906	$60,151
Gain on sale of Local Limited Partnership	516,365	99,087	50,249	54,002	-
Interest income	238	91	75	47	19
Net income	$594,291	$110,172	$122,787	$159,955	$60,170

Net income allocated to:
General Partner	$594	$110	$123	$160	$60
Limited Partners	$593,697	$110,062	$122,664	$159,795	$60,110
Net income per Partnership Unit	$31.62	$5.86	$6.52	$8.48	$3.19
Outstanding weighted Partnership Units	18,795	18,795	18,825	18,840	18,850

	For the Years Ended March 31,

	2018	2017	2016	2015	2014

Net cash provided by (used in):
Operating activities	$(10,231)	$(33,486)	$(25,778)	$92,308	$25,441
Investing activities	516,365	99,087	50,249	54,002	-
Net change in cash	506,134	65,601	24,471	146,310	25,441

Cash and cash equivalents, beginning of period	278,964	213,363	188,892	42,582	17,141

Cash and cash equivalents, end of period	$785,098	$278,964	$213,363	$188,892	$42,582

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

Financial Condition

The Partnership’s assets at March 31, 2018 consisted of $785,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at March 31, 2018 consisted of $60,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017  The Partnership’s net income for the year ended March 31, 2018 was $594,000, reflecting an increase of $484,000 from the net income of $110,000 experienced for the year ended March 31, 2017. The change was mainly due to a gain on sale of Local Limited Partnerships of $516,000 for the year ended March 31, 2018 compared to $99,000 recorded during the year ended March 31, 2017. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Legal and accounting fees increased by $17,000 for the year ended March 31, 2018. The increase was mainly due to legal expenses incurred for a Local Limited Partnership and its General Partner as discussed in Item 3. Legal Proceeding. Asset management fees decreased by $9,000 during the year ended March 31, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. The Partnership received $192,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2018 compared to $107,000 received during the year ended March 31, 2017. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate from one Local Limited Partnership during the year ended March 31, 2017 compared to no payment received during the year ended March 31, 2018. Other expenses increased by $5,000 during the year ended March 31, 2018, due mainly to professional expenses incurred during the year ended March 31, 2018.

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016 The Partnership’s net income for the year ended March 31, 2017 was $110,000, reflecting a decrease of $13,000 from the net income of $123,000 experienced for the year ended March 31, 2016. The change was partially due to a gain on sale of Local Limited Partnerships of $99,000 for the year ended March 31, 2017 compared to $50,000 recorded during the year ended March 31, 2016. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Legal and accounting fees increased by $31,000 for the year ended March 31, 2017 due to the timing of the work performed. Asset management fees decreased by $7,000 during the year ended March 31, 2017. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. The Partnership received $107,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2017 compared to $144,000 received during the year ended March 31, 2016. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. The Partnership received $6,000 as payment for principal and interest previously reserved on the note due from an affiliate from one Local Limited Partnership during the year ended March 31, 2017 compared to $17,000 received during the year ended March 31, 2016. Write off of other expenses increased by $2,000 during the year ended March 31, 2017 compared to the year ended March 31, 2016. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $14,000 during the year ended March 31, 2017, due mainly to appraisal expenses incurred during the year ended March 31, 2016.

Liquidity and Capital Resources

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017. The net increase in cash and cash equivalents during the year ended March 31, 2018 was $506,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2017 of $66,000. The change was mainly due to a $417,000 increase in sale proceeds from the disposition of Local Limited Partnerships during the year ended March 31, 2018. Proceeds received from disposition vary from period to period depending on the sales prices and value of the Housing Complexes sold. The Partnership received $192,000 in distributions and reporting fees during the year ended March 31, 2018 compared to $107,000 received during the year ended March 31, 2017. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $104,000 reimbursement of operating advances paid to the General Partner or an affiliate during the year ended March 31, 2018 compared to $42,000 paid during the year ended March 31, 2017. In addition, the Partnership paid $109,000 in accrued asset management fees during the year ended March 31, 2018 compared to $100,000 payment for the year ended March 31, 2017. The reimbursements of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership. The Partnership also received $6,000 as payment for interest previously reserved on the note due from an affiliate from a Local Limited Partnership during the year ended March 31, 2017, compared to no payment received during the year ended March 31, 2018.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total

Asset management fees (1)	$73,711	$13,608	$13,608	$13,608	$13,608	$503,496	$631,639
Total contractual cash obligations	$73,711	$13,608	$13,608	$13,608	$13,608	$503,496	$631,639

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2018 have been included in the 2019 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") as of March 31, 2018 and 2017, the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the three years in the period ended March 31, 2018 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 7’s financial statements. The schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange Commission’s rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership’s auditor since 2005.

/s/ Cohn Reznick
Bethesda, Maryland
Report Date: June 26, 2018

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2018	2017

ASSETS

Cash and cash equivalents	$785,098	$278,964
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Due from affiliates, net (Note 5)	-	-
Other assets	1,062	6,521

Total Assets	$786,160	$285,485

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$60,103	$153,719

Total Liabilities	60,103	153,719

Partners’ Equity (Deficit):
General Partner	127,423	126,829
Limited Partners (25,000 Partnership Units authorized; 18,795 Partnership Units issued and outstanding)	598,634	4,937

Total Partners’ Equity (Deficit)	726,057	131,766

Total Liabilities and Partners’ Equity (Deficit)	$786,160	$285,485

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2018	2017	2016
Operating income:
Reporting fees	$7,500	$15,418	$16,014
Distribution income	184,894	91,139	127,545
Other income	-	5,912	17,387

Total operating income	192,394	112,469	160,946

Operating expenses:	-
Asset management fees (Note 3)	15,000	24,323	31,039
Legal and accounting	82,916	66,057	35,005
Write-off of other assets	2,753	2,300	-
Other	14,037	8,795	22,439

Total operating expenses	114,706	101,475	88,483

Income from operations	77,688	10,994	72,463

Gain on sale of Local Limited Partnerships	516,365	99,087	50,249

Interest income	238	91	75

Net income	$594,291	$110,172	$122,787

Net income allocated to:
General Partner	$594	$110	$123

Limited Partners	$593,697	$110,062	$122,664

Net income per Partnership Unit	$31.62	$5.86	$6.52

Outstanding weighted Partnership Units	18,795	18,795	18,825

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2015	$126,596	$(227,789)	$(101,193)

Net income	123	122,664	122,787

Partners’ equity (deficit) at March 31, 2016	126,719	(105,125)	21,594

Net income	110	110,062	110,172

Partners’ equity at March 31, 2017	126,829	4,937	131,766

Net income	594	593,697	594,291

Partners’ equity at March 31, 2018	$127,423	$598,634	$726,057

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2018	2017	2016

Cash flows from operating activities:
Net income	$594,291	$110,172	$122,787
Adjustments to reconcile net income to net cash used in operating activities:
(Increase) decrease in other assets	5,459	(2,721)	2,663
Gain on sale of Local Limited Partnerships	(516,365)	(99,087)	(50,249)
Decrease in accrued fees and expenses due to General Partner and affiliates	(93,616)	(41,850)	(100,979)

Net cash used in operating activities	(10,231)	(33,486)	(25,778)

Cash flows from investing activities:
Net proceeds on sale of Local Limited Partnerships	516,365	99,087	50,249

Net cash provided by investing activities	516,365	99,087	50,249

Net increase in cash and cash equivalents	506,134	65,601	24,471

Cash and cash equivalents, beginning of period	278,964	213,363	188,892

Cash and cash equivalents, end of period	$785,098	$278,964	$213,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2018, 2017 and 2016

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of March 31, 2018 and 2017, a total of 18,795 Partnership Units remain outstanding.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

For the Years Ended March 31, 2018, 2017 and 2016

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2018.

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

During the year ended March 31, 2018, the underlying Housing Complex of ACN Southern Hills Partners II (“ACN”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. ACN was appraised for $910,000 and had a mortgage note balance of $409,260 as of December 31, 2016. The Partnership received $528,065 in cash proceeds, of which $108,608 was used to pay accrued asset management fees and the remaining $419,457 is being held in the Partnership’s reserves for future operation expenses. The Partnership has incurred $11,700 in sales related expenses which were netted against the proceeds from the sale for calculating the gain on the sale. The Partnership’s investment balance is zero. therefore, a gain of $516,365 was recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

As of March 31, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2017	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Timberwolf Townhomes Limited Partnership	$1,346,023	$425,000	(*)	$500	(*)

Pierce Street Partners Limited Partnership	$3,121,812	$4,845,000	(*)	$562	(*)

(*) Estimated sales price and estimated sale date have not yet been determined.

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

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years (See Notes 3).

“Equity in losses of Local Limited Partnerships” for each year ended March 31, 2018 and 2017 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2018 and 2017, all of the investment balances in Local Limited Partnerships had reached zero.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2018 and 2017, the Partnership had $785,098 and $278,964 of cash equivalents, respectively.

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

For the Years Ended March 31, 2018, 2017 and 2016

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

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2018 and 2017, the Partnership owned Local Limited Partnership interests in 2 and 3 Local Limited Partnerships, respectively, each of which owns or owned one Housing Complex consisting of an aggregate 106 and 136 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2018 and 2017 are approximately $771,000 and $1,744,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2018 and 2017, the investment accounts for all of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of income (losses) for the years ended March 31, 2018, 2017 and 2016, amounting to ($88,000), $13,000, and ($231,000), respectively, have not been recognized.  As of March 31, 2018, the aggregate share of net losses from the remaining Local Limited Partnerships not recognized by the Partnership amounted to approximately $405,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

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

COMBINED CONDENSED BALANCE SHEETS

	2017	2016
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2017 and 2016 of $3,945,000 and $6,467,000, respectively)	$5,184,000	$8,739,000
Land	72,000	321,000
Other assets	648,000	1,291,000

Total assets	$5,904,000	$10,351,000

LIABILITIES

Mortgage loans payable	$4,468,000	$7,777,000
Due to related parties	21,000	41,000
Other liabilities	91,000	228,000

Total liabilities	4,580,000	8,046,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	771,000	1,744,000
Other partners	553,000	561,000

Total partners’ equity	1,324,000	2,305,000

Total liabilities and partners’ equity	$5,904,000	$10,351,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2017	2016	2015

Revenues	$1,018,000	$1,820,000	$1,971,000

Expenses:
Operating expenses	715,000	1,051,000	1,406,000
Interest expense	152,000	339,000	326,000
Depreciation and amortization	239,000	417,000	470,000

Total expenses	1,106,000	1,807,000	2,202,000

Net income (loss)	$(88,000)	$13,000	$(231,000)

Net income (loss) allocable to the Partnership	$(88,000)	$13,000	$(231,000)

Net income (loss) recorded by the Partnership	$-	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,319,500. Impairment of the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of March 31, 2018, the acquisition fees have been fully amortized or impaired.

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

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,000, $24,323, and $31,039 were incurred during the years ended March 31, 2018, 2017 and 2016, respectively, of which $108,608, $100,000, and $146,502 were paid during the years ended March 31, 2018, 2017 and 2016, respectively.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $104,316, $42,318, and $62,648 during the years ended March 31, 2018, 2017 and 2016, respectively.

(e)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2018	2017
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$53,637	$53,645
Asset management fee payable	6,466	100,074

Total	$60,103	$153,719

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2018

Income	$-	$192,000	$-	$-

Operating expenses	11,000	30,000	52,000	22,000

Income (loss) from operations	(11,000)	162,000	(52,000)	(22,000)

Gain on sale of Local Limited Partnerships	-	499,000	18,000	-

Net income (loss)	(11,000)	661,000	(34,000)	(22,000)

Net income (loss) available to Limited Partners	(11,000)	660,000	(34,000)	(22,000)

Net income (loss) per Partnership Unit	(1)	35	(2)	(1)

	June 30	September 30	December 31	March 31

2017

Income	$9,000	$103,000	$-	-

Operating expenses	(35,000)	(37,000)	(13,000)	(16,000)

Income (loss) from operations	(26,000)	66,000	(13,000)	(16,000)

Gain on sale of Local Limited Partnerships	-	-	35,000	64,000

Net income (loss)	(26,000)	66,000	22,000	48,000

Net income (loss) available to Limited Partners	(26,000)	66,000	22,000	48,000

Net income (loss) per Partnership Unit	(1)	4	1	2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2018, 2017 and 2016

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

 NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2018 and 2017, loans receivable of $0 and $63,098, respectively, were due from one Local Limited Partnership, ACN
Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20-year promissory note, was subordinate to the first mortgage on the property, was due in full on August 30, 2022 and earned interest at a rate of 8% per annum. As of March 31, 2017, the full receivable had been reduced by a valuation allowance. Payments of $0, $5,912, and $17,387 were received during the years ended March 31, 2018, 2017 and 2016, respectively, and were included in other income on the statements of operations. During the year ended March 31, 2018, the loan was deemed to have been repaid in full with a payment of $65,244, which was included in the proceeds received from the sale of the underlying Housing Complex of Southern Hills and included in gain on sale of Local Limited Partnerships on the condensed statement of operations.

NOTE 6 – LEGAL PROCEEDINGS

In April 2017, the General Partners (“Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court Northern District of Iowa. Prior to any answer being filed by the Partnership, Pierce Street General Partners filed a notice of dismissal (without prejudice) which was signed by the Court in June 2017. Pierce Street General Partner has refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The Court has set this matter for trial on October 9, 2018 and expects it to take 4 days. Discovery has now commenced.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2018. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2018.

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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Anil Advani is Senior Vice President – Syndications of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2016, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a)
Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $15,000, $24,323, and $31,039 were incurred during the years ended March 31, 2018, 2017 and 2016, respectively, of which $108,608, $100,000, and $146,502 were paid during the years ended March 31, 2018, 2017 and 2016, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $53,637, $53,645, and $19,818 as of March 31, 2018, 2017 and 2016, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $104,316, $42,318, and $62,648 during the years ended March 31, 2018, 2017 and 2016, respectively.

(c)
Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, for the General Partner for the years ended December 31, 2017, 2016 and 2015, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2018, 2017 and 2016.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2018, 2017 and 2016.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2018	2017

Audit Fees	$23,255	$22,150
Audit-related Fees	-	-
Tax Fees	4,000	4,000
All Other Fees	1,639	-
TOTAL	$28,894	$26,150

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm.
Balance Sheets, March 31, 2018 and 2017.
Statements of Operations for the years ended March 31, 2018, 2017 and 2016.
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2018, 2017 and 2016.
Statements of Cash Flows for the years ended March 31, 2018, 2017 and 2016.
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

32.2
Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2018 and 2017, (ii) the Statements of Operations for the years ended March 31, 2018, 2017 and 2016, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2018, 2017 and 2016 (iv) the Statements of Cash Flows for the years ended March 31, 2018, 2017 and 2016 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

		As of March 31, 2018		Initial Cost to Partnership			As of December 31, 2017
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

Pierce Street	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	322,000	3,122,000	-	7,408,000	3,143,000	4,265,000
Partners, L.P.

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,346,000	72,000	1,720,000	801,000	991,000

		$2,858,000	$2,858,000	$72,000	$8,793,000	$335,000	$4,468,000	$72,000	$9,128,000	$3,944,000	$5,256,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

	For the year ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Pierce Street Partners, L.P.	$832,000	$(45,000)	2000	Completed	40

Timberwolf Townhomes, L.P.	162,000	(43,000)	2001	Completed	40

	$994,000	$(88,000)

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2017

		As of March 31, 2017		Initial Cost to Partnership			As of December 31, 2016
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	$1,284,000	$1,284,000	$120,000	$2,021,000	$42,000	$409,000	$120,000	$2,063,000	$1,232,000	$951,000

Hickory Lane Partners, L.P. (1)	Sioux City, Iowa	N/A	N/A	129,000	3,875,000	189,000	2,844,000	129,000	4,064,000	1,530,000	2,663,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	273,000	3,175,000	-	7,359,000	2,948,000	4,411,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,349,000	72,000	1,720,000	757,000	1,035,000

		$4,142,000	$4,142,000	$321,000	$14,689,000	$517,000	$7,777,000	$321,000	$15,206,000	$6,467,000	$9,060,000

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships

March 31, 2017
	For the year ended December 31, 2016
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

ACN Southern Hills Partners II, L.P.	$198,000	$(60,000)	2000	Completed	27.5

Hickory Lane Partners, L.P. (1)	521,000	71,000	2000	Completed	40

Pierce Street Partners, L.P.	829,000	46,000	2000	Completed	40

Timberwolf Townhomes, L.P.	147,000	(44,000)	2001	Completed	40

	$1,695,000	$13,000

(1) The Local Limited Partnership was disposed of subsequent to December 31, 2016, but as of March 31, 2017.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2016

		As of March 31, 2016		Initial Cost to Partnership			As of December 31, 2015
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value

ACN Southern Hills Partners II, L.P.	Oskaloosa, Oklahoma	$1,284,000	$1,284,000	$120,000	$2,021,000	$33,000	$426,000	$120,000	$2,054,000	$1,161,000	$1,013,000

Hickory Lane Partners, L.P.	Sioux City, Iowa	988,000	988,000	129,000	3,875,000	189,000	2,994,000	129,000	4,064,000	1,422,000	2,771,000

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	487,000	487,000	64,000	1,180,000	41,000	653,000	64,000	1,211,000	459,000	826,000

Pierce Street Partners, L.P.	Sioux City, Iowa	2,389,000	2,389,000	-	7,086,000	267,000	3,371,000	-	7,353,000	2,757,000	4,596,000

Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,351,000	72,000	1,720,000	711,000	1,081,000

		$5,617,000	$5,617,000	$385,000	$15,869,000	$543,000	$8,795,000	$385,000	$16,412,000	$6,510,000	$10,287,000

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

Date: June 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 26, 2018

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Senior Vice President – Accounting and Finance and Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 26, 2018

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 26, 2018

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 26, 2018