Form 10-Q
period 2018-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2018-07-31
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2018 and March 31, 2018	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2018 and 2017	4

Condensed Statement of Partners' Equity (Deficit)
For the Three Months Ended June 30, 2018	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2018 and 2017	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2018	March 31, 2018

ASSETS

Cash and cash equivalents	$742,220	$785,098
Investments in Local Limited Partnerships, net (Note 2)	-	-
Due from affiliates, net (Note 4)	-	-
Other assets	687	1,062

Total Assets	$742,907	$786,160

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$51,372	$60,103

Total Liabilities	51,372	60,103

Partners’ Equity (Deficit):
General Partner	127,388	127,423
Limited Partners (25,000 Partnership Units authorized; 18,795 Partnership Units issued and outstanding)	564,147	598,634

Total Partners’ Equity (Deficit)	691,535	726,057

Total Liabilities and Partners’ Equity (Deficit)	$742,907	$786,160

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	2018	2017
	Three Months	Three Months

Operating income:
Reporting fees	$7,500	$-
Distribution income	11,821	-

Total operating income	19,321	-

Operating expenses:
Asset management fees (Note 3)	3,403	4,444
Legal and accounting fees	45,580	1,650
Write-off of other assets	375	600
Other expenses	4,674	4,003

Total operating expenses	54,032	10,697

Loss from operations	(34,711)	(10,697)

Interest income	189	24

Net loss	$(34,522)	$(10,673)

Net loss allocated to:
General Partner	$(35)	$(11)

Limited Partners	$(34,487)	$(10,662)

Net loss per Partnership Unit	$(2)	$(1)

Outstanding weighted Partnership Units	18,795	18,795

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2018
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2018	$127,423	$598,634	$726,057

Net loss	(35)	(34,487)	(34,522)

Partners’ equity (deficit) at June 30, 2018	$127,388	$564,147	$691,535

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2018 and 2017
(Unaudited)
	2018	2017

Cash flows from operating activities:
Net loss	$(34,522)	$(10,673)
Adjustments to reconcile net loss to net
cash used in operating activities:
Decrease (increase) in other assets	375	(6,807)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(8,731)	(45,288)

Net cash used in operating activities	(42,878)	(62,768)

Net decrease in cash and cash equivalents	(42,878)	(62,768)

Cash and cash equivalents, beginning of period	785,098	278,964

Cash and cash equivalents, end of period	$742,220	$216,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of June 30, 2018 and March 31, 2018, 18,795 Partnership Units remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2018
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

For the Quarterly Period Ended June 30, 2018
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Periods as of June 30, 2018.

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

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2018.

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

As of March 31, 2018, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, Tahlequah Properties IV, Red Oaks Estates, 2nd Fairhaven, LLC, School Square Limited Partnership, United Development LP 2000, Montrose Country Estates LDHA LP, Hickory Lane Partners, L.P. and ACN Southern Hills Partners II.

As of June 30, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/17	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Timberwolf Townhomes Limited Partnership	$1,346,023	$425,000	(*)	$500	(*)

Pierce Street Partners Limited Partnership	$3,121,812	$4,845,000	(*)	$187	(*)

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

For the Quarterly Period Ended June 30, 2018
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2018
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2018 and March 31, 2018, the Partnership had $742,220 and $785,098 of cash equivalents, respectively.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2018 and March 31, 2018, the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 106 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2018	2017

Revenues	$255,000	$305,000

Expenses:
Interest expense	38,000	60,000
Depreciation and amortization	60,000	77,000
Operating expenses	179,000	182,000
Total expenses	277,000	319,000

Net loss	$(22,000)	$(14,000)
Net loss allocable to the Partnership	$(22,000)	$(14,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $3,403 and $4,444 were incurred during the three months ended June 30, 2018 and 2017, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $62,389 and $62,792 during the three months ended June 30, 2018 and 2017, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:
	June 30, 2018	March 31, 2018
Expenses paid by the General Partner or affiliates on behalf of the Partnership	$41,503	$53,637
Asset management fee payable	9,869	6,466

Total	$51,372	$60,103

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2018
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

At June 30, 2018 and March 31, 2018, loans receivable of $0 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20-year promissory note, was subordinate to the first mortgage on the property, was due in full on August 30, 2022 and earned interest at a rate of 8% per annum. As of March 31, 2017, the full receivable had been reduced by a valuation allowance. Payments of $0, $5,912, and $17,387 were received during the years ended March 31, 2018, 2017 and 2016, respectively, and were included in other income on the statements of operations. During the year ended March 31, 2018, the loan was deemed to have been repaid in full with a payment of $65,244, which was included in the proceeds received from the sale of the underlying Housing Complex of Southern Hills and included in gain on sale of Local Limited Partnerships on the condensed statement of operations.

NOTE 5 – LEGAL PROCEEDINGS

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June 2017. The Pierce Street General Partners then refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The matter is set for trial on October 9, 2018. Trial is expected to last four days, if necessary. Discovery has commenced and WNC intends to defend against the suit until a reasonable settlement can be reached. When a reasonable settlement is reached, any impact to the fund will be nominal.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2018 and 2017, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2018 consisted of $742,000 in cash and cash equivalents and $1,000 in other assets. Liabilities at June 30, 2018 consisted of $51,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. The Partnership’s net loss for the three months ended June 30, 2018 was $35,000, reflecting a increase of $24,000 from the $11,000 net loss for the three months ended June 30, 2017. The Partnership received $19,000 of distribution income and reporting fees during the three months ended June 30, 2018 compared to no payments received during the three months ended June 30, 2017. Distribution income and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $1,000 during the year ended June 30, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $44,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the on-going legal proceedings, as discussed in Note 5 to the condensed financial statements, and the annual audit and tax return preparation fees incurred and paid.

Liquidity and Capital Resources

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. The net decrease in cash and cash equivalents during the three months ended June 30, 2018 was $43,000 compared to a net decrease in cash and cash equivalents for the three months ended June 30, 2017 of $63,000. The change was due to $19,000 more of distribution income and reporting fees received for the three months ended June 30, 2018 compared to June 30, 2017 as discussed above. In addition, the Partnership paid $62,000 of operating advances to the General Partner or affiliates during the three months ended June 30, 2018 compared to $63,000 paid during the three months ended June 30, 2017. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $9,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June 2017. The Pierce Street General Partners then refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The matter is set for trial on October 9, 2018. Trial is expected to last four days, if necessary. Discovery has commenced and WNC intends to defend against the suit until a reasonable settlement can be reached. When a reasonable settlement is reached, any impact to the fund will be nominal.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three months ended June 30, 2018 and June 30, 2017, (iii) the Condensed Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2018, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2018 and June 30, 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: July 31, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Accounting and Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: July 31, 2018