Form 10-Q
period 2018-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2018-11-08
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2018 and March 31, 2018	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2018 and 2017	4

Condensed Statement of Partners' Equity
For the Six Months Ended September 30, 2018	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2018 and 2017	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2018	March 31, 2018

ASSETS

Cash and cash equivalents	$501,543	$785,098
Investments in Local Limited Partnerships, net (Note 2)	-	-
Prepaid asset management fees	26,728	-
Due from affiliates, net (Note 4)	-	-
Other assets	9,500	1,062

Total Assets	$537,771	$786,160

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$99	$60,103

Total Liabilities	99	60,103

Partners’ Equity:
General Partner	127,235	127,423
Limited Partners (25,000 Partnership Units authorized; 18,770 and 18,795 Partnership Units issued and outstanding, respectively)	410,437	598,634

Total Partners’ Equity	537,672	726,057

Total Liabilities and Partners’ Equity	$537,771	$786,160

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

	2018		2017
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$750	$8,250	$7,500	$7,500
Distribution income	139	11,960	184,894	184,894

Total operating income	889	20,210	192,394	192,394

Operating expenses:
Asset management fees (Note 3)	3,403	6,806	3,750	8,194
Legal and accounting fees	148,123	193,703	20,977	22,627
Write-off of other assets	187	562	1,500	2,100
Other expenses	3,208	7,882	4,116	8,119

Total operating expenses	154,921	208,953	30,343	41,040

Income (loss) from operations	(154,032)	(188,743)	162,051	151,354

Gain on sale of Local Limited Partnerships	-	-	498,813	498,813

Interest income	169	358	59	83

Net income (loss)	$(153,863)	$(188,385)	$660,923	$650,250

Net income (loss) allocated to:
General Partner	$(154)	$(188)	$661	$650

Limited Partners	$(153,709)	$(188,197)	$660,262	$649,600

Net income (loss) per Partnership Unit	$(8)	$(10)	$35	$35

Outstanding weighted Partnership Units	18,770	18,770	18,795	18,795

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY

For the Six Months Ended September 30, 2018(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2018	$127,423	$598,634	$726,057

Net loss	(188)	(188,197)	(188,385)

Partners’ equity at September 30, 2018	$127,235	$410,437	$537,672

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2018 and 2017
(Unaudited)

	2018	2017

Cash flows from operating activities:
Net income (loss)	$(188,385)	$650,250
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in prepaid asset management fees	(26,728)	(340)
Increase in other assets	(8,437)	(9,597)
Gain on sale of Local Limited Partnership	-	(498,813)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(60,004)	(151,886)

Net cash used in operating activities	(283,555)	(10,386)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	498,813

Net cash provided by investing activities	-	498,813

Net increase (decrease) in cash and cash equivalents	(283,555)	488,427

Cash and cash equivalents, beginning of period	785,098	278,964

Cash and cash equivalents, end of period	$501,543	$767,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2018
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2018 and March 31, 2018, 18,770 and 18,795 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2018
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

For the Quarterly Period Ended September 30, 2018
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Periods as of September 30, 2018.

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

For the Quarterly Period Ended September 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2018.

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

As of September 30, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2017	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date
Timberwolf Townhomes Limited Partnership	$1,346,023	$425,000	(*)	$500	(*)
Pierce Street Partners Limited Partnership	$3,121,812	$4,845,000	(*)	$9,000	(*)

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

For the Quarterly Period Ended September 30, 2018
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2018
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2018 and March 31, 2018, the Partnership had $501,543 and $785,098 of cash equivalents, respectively.

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

For the Quarterly Period Ended September 30, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2018 and March 31, 2018, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 106 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2018	2017

Revenues	$510,000	$502,000

Expenses:
Interest expense	77,000	106,000
Depreciation and amortization	120,000	119,000
Operating expenses	358,000	276,000
Total expenses	555,000	501,000

Net income (loss)	$(45,000)	$1,000
Net income (loss) allocable to the Partnership	$(44,000)	$1,000
Net income (loss) recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2018
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,806 and $8,194 were incurred during the six months ended September 30, 2018 and 2017, respectively, and $40,000 and $108,608 was paid during the six months ended September 30, 2018 and 2017, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $262,485 and $104,316 during the six months ended September 30, 2018 and 2017, respectively.

The accrued fees and expenses due to (due from) the General Partner and affiliates consisted of the following at:

	September 30, 2018	March 31, 2018
Expenses paid by the General Partner or affiliates on behalf of the Partnership	$99	$53,637
Asset management fee payable (receivable)	-	6,466

Total	$99	$60,103

At September 30, 2018 and March 31, 2018, $26,278 and $0 of asset management fees were prepaid and will be applied towards additional asset management fees incurred in subsequent periods.

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2018
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES, NET

At September 30, 2018 and March 31, 2018, loans receivable of $0 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20-year promissory note, was subordinate to the first mortgage on the property, was due in full on August 30, 2022 and earned interest at a rate of 8% per annum. As of March 31, 2017, the full receivable had been reduced by a valuation allowance. Payments of $0, $5,912, and $17,387 were received during the years ended March 31, 2018, 2017 and 2016, respectively, and were included in other income on the statements of operations. During the year ended March 31, 2018, the loan was deemed to have been repaid in full with a payment of $65,244, which was included in the proceeds received from the sale of the underlying Housing Complex of Southern Hills and included in gain on sale of Local Limited Partnerships on the condensed statement of operations.

NOTE 5 – LEGAL PROCEEDINGS

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June 2017. The Pierce Street General Partners then refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The matter was set for trial on October 9, 2018, but has since been postponed, pending additional discovery and motions. Trial is expected to last four days, if necessary. WNC intends to defend against the suit until a reasonable settlement can be reached. When a reasonable settlement is reached, any impact to the fund will be nominal.

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

The following discussion and analysis compares the results of operations for the three- and six-months ended September 30, 2018 and 2017, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2018 consisted of $502,000 in cash and cash equivalents, $27,000 in prepaid asset management fees, and $10,000 in other assets.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017. The Partnership’s net loss for the three months ended September 30, 2018 was $154,000, reflecting a decrease of $815,000 from the $661,000 net income for the three months ended September 30, 2017. The change was primarily due to the $499,000 gain on sale from Local Limited Partnerships during the three months ended September 30, 2017 compared to no gain on sale during the three months ended September 30, 2018. The gains recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The Partnership received $1,000 of reporting fees and distribution income for the three months ended September 30, 2018 compared to $192,000 received during the three months ended September 30, 2017. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Legal and accounting fees increased by $127,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the on-going legal proceedings, as discussed in Note 5 to the condensed financial statements, and the timing of accounting work performed. Write-off of other assets decreased by $1,000 for the three months ended September 30, 2018 compared to three months ended September 30, 2017. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017. The Partnership’s net loss for the six months ended September 30, 2018 was $188,000, reflecting a decrease of $838,000 from the $650,000 net income for the six months ended September 30, 2017. The change was primarily due to the $499,000 gain on sale from Local Limited Partnerships during the six months ended September 30, 2017 compared to no gain on sale during the six months ended September 30, 2018. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The Partnership received $20,000 of reporting fees and distribution income for the six months ended September 30, 2018 compared to $192,000 received during the six months ended September 30, 2017. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $1,000 during the six months ended September 30, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $171,000 for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 due to the on-going legal proceedings, as discussed in Note 5 to the condensed financial statements, and the timing of accounting work performed. Write-off of other assets decreased by $2,000 for the six months ended September 30, 2018 compared to six months ended September 30, 2017, as discussed above.

Liquidity and Capital Resources

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017. The net decrease in cash and cash equivalents during the six months ended September 30, 2018 was $284,000 compared to a net increase in cash and cash equivalents for the six months ended September 30, 2017 of $488,000. The change was mainly due to a $499,000 increase in sale proceeds from the disposition of Local Limited Partnerships during the six months ended September 30, 2017. Proceeds received from disposition vary from period to period depending on the sales prices and value of the Housing Complexes sold. The Partnership also received $20,000 in distributions and reporting fees during the six months ended September 30, 2018 compared to $192,000 received during the six months ended September 30, 2017. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. In addition, the Partnership paid $40,000 in accrued asset management fees and $262,000 of operating advances to the General Partner or affiliates during the six months ended September 30, 2018 compared to $109,000 and $104,000, respectively, paid during the six months ended September 30, 2017. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the six months ended September 30, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $60,000. The General Partner does not anticipate that additional accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.
Other Information

Item 1.
Legal Proceedings

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June 2017. The Pierce Street General Partners then refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The matter was set for trial on October 9, 2018, but has since been postponed, pending additional discovery and motions. Trial is expected to last four days, if necessary. WNC intends to defend against the suit until a reasonable settlement can be reached. When a reasonable settlement is reached, any impact to the fund will be nominal.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the six months ended September 30, 2018 and September 30, 2017, (iii) the Condensed Statement of Partners’ Equity for the six months ended September 30, 2018, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2018 and September 30, 2017 and (v) the Notes to Condensed Financial Statements.

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

Date: November 8, 2018

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 8, 2018