Form 10-Q
period 2018-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2019-02-12
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2018 and March 31, 2018	3

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2018 and 2017	4

Condensed Statement of Partners' Equity
For the Nine Months Ended December 31, 2018	5

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2018 and 2017	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2018	March 31, 2018

ASSETS

Cash and cash equivalents	$501,669	$785,098
Investments in Local Limited Partnerships, net (Note 2)	-	-
Prepaid asset management fees	23,325	-
Due from affiliates, net (Note 4)	-	-
Other assets	9,000	1,062

Total Assets	$533,994	$786,160

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$33,931	$60,103

Total Liabilities	33,931	60,103

Partners’ Equity:
General Partner	127,197	127,423
Limited Partners (25,000 Partnership Units authorized; 18,770 and 18,795 Partnership Units issued and outstanding, respectively)	372,866	598,634

Total Partners’ Equity	500,063	726,057

Total Liabilities and Partners’ Equity	$533,994	$786,160

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2018 and 2017
 (Unaudited)

	2018		2017
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$-	$8,250	$-	$7,500
Distribution income	-	11,960	-	184,894

Total operating income	-	20,210	-	192,394

Operating expenses:
Asset management fees (Note 3)	3,403	10,209	3,403	11,597
Legal and accounting fees	30,976	224,679	46,252	68,879
Write-off of other assets	500	1,062	-	2,100
Other expenses	2,856	10,738	2,470	10,589

Total operating expenses	37,735	246,688	52,125	93,165

Income (loss) from operations	(37,735)	(226,478)	(52,125)	99,229

Gain on sale of Local Limited Partnerships	-	-	17,552	516,365

Interest income	126	484	77	160

Net income (loss)	$(37,609)	$(225,994)	$(34,496)	$615,754

Net income (loss) allocated to:
General Partner	$(38)	$(226)	$(34)	$616

Limited Partners	$(37,571)	$(225,768)	$(34,462)	$615,138

Net income (loss) per Partnership Unit	$(2)	$(12)	$(2)	$33

Outstanding weighted Partnership Units	18,770	18,770	18,795	18,795

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY

For the Nine Months Ended December 31, 2018(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2018	$127,423	$598,634	$726,057

Net loss	(226)	(225,768)	(225,994)

Partners’ equity at December 31, 2018	$127,197	$372,866	$500,063

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2018 and 2017
(Unaudited)
	2018	2017

Cash flows from operating activities:
Net income (loss)	$(225,994)	$615,754
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Increase in prepaid asset management fees	(23,325)	-
(Increase) decrease in other assets	(7,938)	4,806
Gain on sale of Local Limited Partnership	-	(516,365)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(26,172)	(114,503)

Net cash used in operating activities	(283,429)	(10,308)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	516,365

Net cash provided by investing activities	-	516,365

Net increase (decrease) in cash and cash equivalents	(283,429)	506,057

Cash and cash equivalents, beginning of period	785,098	278,964

Cash and cash equivalents, end of period	$501,669	$785,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of December 31, 2018 and March 31, 2018, 18,770 and 18,795 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2018
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

For the Quarterly Period Ended December 31, 2018
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Period as of December 31, 2018.

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

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2018.

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

As of December 31, 2018, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2017	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date
Timberwolf Townhomes Limited Partnership	$1,346,023	$425,000	(*)	$0	(*)
Pierce Street Partners Limited Partnership	$3,121,812	$4,845,000	(*)	$9,000	(*)

(*) Estimated sales price and estimated sale date has not yet been determined.

The Compliance Period for these Local Limited Partnerships has expired so there is no risk of recapture to the investors.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will be paid to the Partners of the Local Limited Partnership, including the Partnership, in according to the terms of the particular Local Limited Partnership Agreement. The sale may be subject to other obligations and restrictions. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complexes. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds would be used first to pay Local Limited Partnership’s obligations and fun

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2018 and 2017 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2018
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2018 and March 31, 2018, the Partnership had $501,669 and $785,098 of cash equivalents, respectively.

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

For the Quarterly Period Ended December 31, 2018
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

As of December 31, 2018 and March 31, 2018, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 106 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2018 and 2017 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2018	2017
Revenues	$764,000	$753,000
Expenses:
Interest expense	115,000	159,000
Depreciation and amortization	179,000	178,000
Operating expenses	536,000	414,000
Total expenses	830,000	751,000
Net income (loss)	$(66,000)	$2,000
Net income (loss) allocable to the Partnership	$(66,000)	$2,000
Net income (loss) recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2018
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,209 and $11,597 were incurred during the nine months ended December 31, 2018 and 2017, respectively, and $40,000 and $108,608 was paid during the nine months ended December 31, 2018 and 2017, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $262,485 and $104,316 during the nine months ended December 31, 2018 and 2017, respectively.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	December 31, 2018	March 31, 2018

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$33,931	$53,637
Asset management fee payable	-	6,466

Total	$33,931	$60,103

At December 31, 2018 and March 31, 2018, $23,325 and $0 of asset management fees were prepaid and will be applied towards additional asset management fees incurred in subsequent periods.

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

At December 31, 2018 and March 31, 2018, loans receivable of $0 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20-year promissory note, was subordinate to the first mortgage on the property, was due in full on August 30, 2022 and earned interest at a rate of 8% per annum. As of March 31, 2017, the full receivable had been reduced by a valuation allowance. Payments of $0, $5,912, and $17,387 were received during the years ended March 31, 2018, 2017 and 2016, respectively, and were included in other income on the statements of operations. During the year ended March 31, 2018, the loan was deemed to have been repaid in full with a payment of $65,244, which was included in the proceeds received from the sale of the underlying Housing Complex of Southern Hills and included in gain on sale of Local Limited Partnerships on the condensed statement of operations.

NOTE 5 – LEGAL PROCEEDINGS

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June 2017. The Pierce Street General Partners then refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The matter was set for trial on October 9, 2018, but has since been postponed, pending additional discovery and motions. Trial is expected to last four days, if necessary. WNC intends to defend against the suit until a reasonable settlement can be reached. When a reasonable settlement is reached, management believes any impact to the fund will be nominal.

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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2018 and 2017, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2018 consisted of $502,000 in cash and cash equivalents, $23,000 in prepaid asset management fees, and $9,000 in other assets. Liabilities at December 31, 2018 consisted of $34,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017. The Partnership’s net loss for the three months ended December 31, 2018 was $38,000, reflecting an increase of $4,000 from the $34,000 net loss for the three months ended December 31, 2017. The change was primarily due to the $18,000 gain on sale from Local Limited Partnership during the three months ended December 31, 2017 compared to no gain on sale from Local Limited Partnership recorded during the three months ended December 31, 2018. The gains recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. Legal and accounting fees decreased by $15,000 for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The decrease was due to the timing of legal and accounting work performed.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017. The Partnership’s net loss for the nine months ended December 31, 2018 was $226,000, reflecting a decrease of $842,000 from the $616,000 net income for the nine months ended December 31, 2017. The change was primarily due to the $516,000 gain on sale from Local Limited Partnership during the nine months ended December 31, 2017 compared to no gain on sale during the nine months ended December 31, 2018. The gain recorded by the Partnership can vary depending on the sale prices and the values of the Housing Complexes that are sold. The Partnership received $20,000 of reporting fees and distribution income for the nine months ended December 31, 2018 compared to $192,000 received during the nine months ended December 31, 2017. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Asset management fees decreased by $1,000 during the nine months ended December 31, 2018. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Legal and accounting fees increased by $156,000 for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 due to the on-going legal proceedings, as discussed in Note 5 to the condensed financial statements, and the timing of accounting work performed. Write-off of other assets decreased by $1,000 for the nine months ended December 31, 2018 compared to nine months ended December 31, 2017. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Liquidity and Capital Resources

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017. The net decrease in cash and cash equivalents during the nine months ended December 31, 2018 was $283,000 compared to a net increase in cash and cash equivalents for the nine months ended December 31, 2017 of $506,000. The change was mainly due to a decrease in net proceeds from sale of Local Limited Partnerships. The Partnership received $516,000 in net disposition proceeds during the nine months ended December 31, 2017 compared to no proceeds received during the nine months ended December 31, 2018. Proceeds received from dispositions vary from period to period, as discussed above. The Partnership received $172,000 less of reporting fees and distribution income during the nine months ended December 31, 2018 compared to December 31, 2017 as discussed above. In addition, the Partnership paid $40,000 in accrued asset management fees and $262,000 of operating advances to the General Partner or affiliates during the nine months ended December 31, 2018 compared to $109,000 and $104,000, respectively, paid during the nine months ended December 31, 2017. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the nine months ended December 31, 2018, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $26,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                        Other Information

Item 1.                        Legal Proceedings

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June 2017. The Pierce Street General Partners then refiled the complaint in State Court in July 2017. Attempts to settle through mediation were unsuccessful. The matter was set for trial on October 9, 2018, but has since been postponed, pending additional discovery and motions. Trial is expected to last four days, if necessary. WNC intends to defend against the suit until a reasonable settlement can be reached. When a reasonable settlement is reached, management believes any impact to the fund will be nominal.

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2018 and March 31, 2018, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2018 and December 31, 2017, (iii) the Condensed Statement of Partners’ Equity for the nine months ended December 31, 2018, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2018 and December 31, 2017 and (v) the Notes to Condensed Financial Statements.
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
Date: February 11, 2019

/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.
Date: February 11, 2019