Form 10-K
period 2019-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2019-06-26
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 1999, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”), at a price of $1,000 per Partnership Unit.  As of the close of the public offering on November 7, 2000 a total of $18,850,000 representing 18,850 Partnership Units had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”. As of March 31, 2019 and 2018, a total of 18,738 and 18,795 Partnership Units remain outstanding, respectively.

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

The Partnership originally invested in thirteen Local Limited Partnerships. Eleven Local Limited Partnerships have been sold or otherwise disposed of as of March 31, 2019.  Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2019.

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

As of March 31, 2019, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, Tahlequah Properties IV, Red Oaks Estates, 2nd Fairhaven, LLC, School Square Limited Partnership, United Development LP 2000, Montrose Country Estates LDHA LP, Hickory Lane Partners, L.P. and ACN Southern Hills Partners II.

As of March 31, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2018	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Timberwolf Townhomes Limited Partnership	$1,343,170	$425,000	(*)	$0	(*)

Pierce Street Partners Limited Partnership	$3,065,955	$4,845,000	(*)	$9,000	(*)

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These asset management fees payable decreased by approximately $6,000, $94,000, and $76,000 for the years ended March 31, 2019, 2018 and 2017, respectively.  At March 31, 2019, 2018 and 2017, $20,000, $0 and $0 of asset management fees were prepaid and will be applied towards additional asset management fees incurred in subsequent periods. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees.  These will equal approximately $13,612 per year through the termination of the Partnership, which must occur no later than December 31, 2060.  Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the remaining two Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P., Series 7

			As of March 31, 2019		As of December 31, 2018
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	$2,389,000	$2,389,000	86	$2,437,000	$3,066,000
Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	469,000	469,000	20	631,000	1,343,000
			$2,858,000	$2,858,000	106	$3,068,000	$4,409,000

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

WNC Housing Tax Credit Fund VI, L.P., Series 7

	For the year ended December 31, 2018
Local Limited Partnership Name	Rental Income	Net Income (Loss )	Low Income Housing Tax Credits Allocated to Partnership

Pierce Street Partners, L.P.	$854,000	$245,000	99.98%

Timberwolf Townhomes, L.P.	168,000	(15,000)	99.98%

	$1,022,000	$230,000

WNC Housing Tax Credit Fund VI, L.P., Series 7

			Occupancy Rates
Local Limited			As of December 31,
Partnership Name	Location	General Partner Name	2018	2017	2016	2015	2014

2nd Fairhaven, LLC	Federalsburg, Maryland	Larry C. Porter and Carter Chinniss	N/A	N/A	N/A	N/A	100%

ACN Southern Hills Partners II, L.P.	Oskaloosa, Iowa	ACN Partnership	N/A	N/A	90%	87%	100%

Hickory Lane Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	N/A	N/A	98%	97%	97%

Montrose County Estates Limited Dividend Housing Association, L.P.	Montrose, Michigan	Raymond T. Cato, Jr., Christopher R. Cato and Kenneth Bradner	N/A	N/A	N/A	97%	91%

Ozark Properties III	Ozark, Arkansas	ERC Properties, Inc.	N/A	N/A	N/A	N/A	100%

Pierce Street Partners, L.P.	Sioux City, Iowa	Lewis F. Weinberg, Weinberg Investments, Inc. and Sioux Falls Environmental Access, Inc.	100%	97%	97%	98%	98%

Red Oaks Estates, L.P.	Holly Springs, Mississippi	Douglas B. Parker and Billy D. Cobb	N/A	N/A	N/A	N/A	100%

School Square, L.P.	Albany, Minnesota	Bradley V. Larson	N/A	N/A	N/A	N/A	100%

Tahlequah Properties IV	Tahlequah, Oklahoma	ERC Properties, Inc.	N/A	N/A	N/A	N/A	96%

Timberwolf Townhomes, L.P.	Deer River, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc., and Robert Carlson	100%	100%	95%	90%	100%

United Development L.P., 2000	West Memphis, Arkansas	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	N/A	N/A	N/A	69%

	Weighted Average		100%	98%	96%	95%	94%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3.  Legal Proceedings

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June of 2017. The Pierce Street General Partners then refiled their complaint in State Court in July of 2017. Since that date, the parties propounded multiple rounds of discovery and served various motions. On May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Partnership will convey its interest in Pierce Street to the Pierce Street General Partners (or an affiliate thereof) for a purchase price of $451,835.51. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. The settlement will likely come to fruition during the third quarter of 2019.

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

(b)
At March 31, 2019, there were 962 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2019, 2018, and 2017, the Partnership made no cash distributions to the Limited Partners.

(d)
No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)
The Partnership does not issue common stock.

(f)
No unregistered securities were sold by the Partnership during the year ended March 31, 2019.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

 Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2019	2018	2017	2016	2015
ASSETS
Cash and cash equivalents	$501,793	$785,098	$278,964	$213,363	$188,892
Prepaid asset management fees	19,922	-	-	-	-
Other assets	9,000	1,062	6,521	3,800	6,463

Total Assets	$530,715	$786,160	$285,485	$217,163	$195,355

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$45,199	$60,103	$153,719	$195,569	$296,548

Total Liabilities	45,199	60,103	153,719	195,569	296,548

PARTNERS' EQUITY (DEFICIT)	485,516	726,057	131,766	21,594	(101,193)

Total Liabilities and Partners’ Equity (Deficit)	$530,715	$786,160	$285,485	$217,163	$195,355

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2019	2018	2017	2016	2015
Income (loss) from operations (Note 1)	$(241,149)	$77,688	$10,994	$72,463	$105,906
Gain on sale of Local Limited Partnership	-	516,365	99,087	50,249	54,002
Interest income	608	238	91	75	47
Net income (loss)	$(240,541)	$594,291	$110,172	$122,787	$159,955

Net income (loss) allocated to:
General Partner	$(241)	$594	$110	$123	$160
Limited Partners	$(240,300)	$593,697	$110,062	$122,664	$159,795
Net income (loss) per Partnership Unit	$(12.82)	$31.62	$5.86	$6.52	$8.48
Outstanding weighted Partnership Units	18,738	18,795	18,795	18,825	18,840

	For the Years Ended March 31,

	2019	2018	2017	2016	2015

Net cash provided by (used in):
Operating activities	$(283,305)	$(10,231)	$(33,486)	$(25,778)	$92,308
Investing activities	-	516,365	99,087	50,249	54,002
Net change in cash and cash equivalents	(283,305)	506,134	65,601	24,471	146,310

Cash and cash equivalents, beginning of period	785,098	278,964	213,363	188,892	42,582

Cash and cash equivalents, end of period	$501,793	$785,098	$278,964	$213,363	$188,892

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 30 years.

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

Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplify and improve GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2019 consisted of $502,000 in cash and cash equivalents, $20,000 in prepaid asset management fees, and $9,000 in other assets. Liabilities at March 31, 2019 consisted of $45,000 of accrued fees and expenses due to the General Partner and/or its affiliates (see “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018  The Partnership’s net loss for the year ended March 31, 2019 was $241,000, reflecting a decrease of $835,000 from the net income of $594,000 experienced for the year ended March 31, 2018. The change was mainly due to a gain on sale of Local Limited Partnerships of $516,000 for the year ended March 31, 2018 compared to no gain on sale recorded during the year ended March 31, 2019. The gain recorded by the Partnership can vary depending on the sales prices and values of the Housing Complexes that are sold. Legal and accounting fees increased by $147,000 for the year ended March 31, 2019. The increase was mainly due to legal expenses incurred for a Local Limited Partnership and its General Partner as discussed in Item 3. Legal Proceeding. Asset management fees decreased by $1,000 during the year ended March 31, 2019. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. The Partnership received $20,000 in distribution income and reporting fees from Local Limited Partnerships during the year ended March 31, 2019 compared to $192,000 received during the year ended March 31, 2018. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Write off of other assets decreased by $2,000 during the year ended March 31, 2019 compared to the year ended March 31, 2018. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $3,000 during the year ended March 31, 2019, due mainly to professional expenses incurred during the year ended March 31, 2019.

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

Liquidity and Capital Resources

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018. The net decrease in cash and cash equivalents during the year ended March 31, 2019 was $283,000 compared to a net increase in cash and cash equivalents for the year ended March 31, 2018 of $506,000. The change was mainly due to a $516,000 decrease in sale proceeds from the disposition of Local Limited Partnerships during the year ended March 31, 2019. Proceeds received from disposition vary from period to period depending on the sales prices and value of the Housing Complexes sold. The Partnership received $20,000 in distributions and reporting fees during the year ended March 31, 2019 compared to $192,000 received during the year ended March 31, 2018. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. There was a $262,000 reimbursement of operating advances paid to the General Partner or an affiliate during the year ended March 31, 2019 compared to $104,000 paid during the year ended March 31, 2018. In addition, the Partnership paid $40,000 in accrued asset management fees during the year ended March 31, 2019 compared to $109,000 payment for the year ended March 31, 2018. The reimbursements of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total

Asset management fees (1)	$38,889	$13,612	$13,612	$13,612	$13,612	$490.032	$583,369
Total contractual cash obligations	$38,889	$13,612	$13,612	$13,612	$13,612	$490,032	$583,369

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2060. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2060. Amounts due to the General Partner as of March 31, 2019 have been included in the 2020 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 7

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 7 (the "Partnership") as of March 31, 2019 and 2018, the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Supplemental Information

The schedule listed under Part IV, Item 15(a)(2) of Form 10-K related to each of the years in the three-year period ended March 31, 2019 has been subjected to audit procedures performed in conjunction with the audit of WNC Housing Tax Credit Fund VI, L.P., Series 7’s financial statements. The schedule is the responsibility of the Partnership’s management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on the schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with the Securities and Exchange

Commission’s rules. In our opinion, the schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Partnership’s auditor since 2005.

/s/ CohnReznick, LLP

Bethesda, Maryland
June 26, 2019

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2019	2018

ASSETS

Cash and cash equivalents	$501,793	$785,098
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Prepaid asset management fees	19,922	-
Due from affiliates, net (Note 5)	-	-
Other assets	9,000	1,062

Total Assets	$530,715	$786,160

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$45,199	$60,103

Total Liabilities	45,199	60,103

Partners’ Equity (Deficit):
General Partner	127,182	127,423
Limited Partners (25,000 Partnership Units authorized; 18,738 and 18,795 Partnership Units issued and outstanding, respectively)	358,334	598,634

Total Partners’ Equity (Deficit)	485,516	726,057

Total Liabilities and Partners’ Equity (Deficit)	$530,715	$786,160

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2019	2018	2017
Operating income:
Reporting fees	$8,250	$7,500	$15,418
Distribution income	11,960	184,894	91,139
Other income	-	-	5,912

Total operating income	20,210	192,394	112,469

Operating expenses:	-
Asset management fees (Note 3)	13,612	15,000	24,323
Legal and accounting	230,097	82,916	66,057
Write-off of other assets	1,062	2,753	2,300
Other	16,588	14,037	8,795

Total operating expenses	261,359	114,706	101,475

Income (loss) from operations	(241,149)	77,688	10,994

Gain on sale of Local Limited Partnerships	-	516,365	99,087

Interest income	608	238	91

Net income (loss)	$(240,541)	$594,291	$110,172

Net income (loss) allocated to:
General Partner	$(241)	$594	$110

Limited Partners	$(240,300)	$593,697	$110,062

Net income (loss) per Partnership Unit	$(12.82)	$31.62	$5.86

Outstanding weighted Partnership Units	18,738	18,795	18,795

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2016	$126,719	$(105,125)	$21,594

Net income	110	110,062	110,172

Partners’ equity at March 31, 2017	126,829	4,937	131,766

Net income	594	593,697	594,291

Partners’ equity at March 31, 2018	127,423	598,634	726,057

Net loss	(241)	(240,300)	(240,541)

Partners’ equity at March 31, 2019	$127,182	$358,334	$485,516

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$(240,541)	$594,291	$110,172
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in prepaid asset management fees	(19,922)	-	-
(Increase) decrease in other assets	(7,938)	5,459	(2,721)
Gain on sale of Local Limited Partnerships	-	(516,365)	(99,087)
Decrease in accrued fees and expenses due to General Partner and affiliates	(14,904)	(93,616)	(41,850)

Net cash used in operating activities	(283,305)	(10,231)	(33,486)

Cash flows from investing activities:
Net proceeds on sale of Local Limited Partnerships	-	516,365	99,087

Net cash provided by investing activities	-	516,365	99,087

Net increase (decrease) in cash and cash equivalents	(283,305)	506,134	65,601

Cash and cash equivalents, beginning of period	785,098	278,964	213,363

Cash and cash equivalents, end of period	$501,793	$785,098	$278,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2019, 2018 and 2017

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of March 31, 2019 and 2018, a total of 18,738 and 18,795 Partnership Units remain outstanding, respectively.

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

For the Years Ended March 31, 2019, 2018 and 2017

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

For the Years Ended March 31, 2019, 2018 and 2017

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2019.

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

As of March 31, 2019, the Partnership sold its Local Limited Partnership interest in Stroud Housing Associates, L.P., Lake Village Apartments, L.P., Ozark Properties III, Tahlequah Properties IV, Red Oaks Estates, 2nd Fairhaven, LLC, School Square Limited Partnership, United Development LP 2000, Montrose Country Estates LDHA LP, Hickory Lane Partners, L.P. and ACN Southern Hills Partners II.

As of March 31, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2018	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date

Timberwolf Townhomes Limited Partnership	$1,343,170	$425,000	(*)	$0	(*)

Pierce Street Partners Limited Partnership	$3,065,955	$4,845,000	(*)	$9,000	(*)

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

For the Years Ended March 31, 2019, 2018 and 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 30 years.

“Equity in losses of Local Limited Partnerships” for each year ended March 31, 2019 and 2018 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2019 and 2018, all of the investment balances in Local Limited Partnerships had reached zero.

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

For the Years Ended March 31, 2019, 2018 and 2017

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2019 and 2018, the Partnership had $501,793 and $785,098 of cash equivalents, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 Impact of Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. In addition, in October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control”, to provide further clarification guidance to ASU No. 2015-02. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 and ASU 2016-17 simplify and improve GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. ASU 2016-17 is effective for periods beginning after December 15, 2016. The adoption of these updates did not materially affect the Partnership's financial statements.

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2019 and 2018, the Partnership owned Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns or owned one Housing Complex consisting of an aggregate 106 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2019 and 2018 are approximately $989,000 and $771,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2019 and 2018, the investment accounts for all of the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of income (losses) for the years ended March 31, 2019, 2018 and 2017, amounting to $230,000, ($88,000), and $13,000, respectively, have not been recognized.  As of March 31, 2019, the aggregate share of net loss from the remaining Local Limited Partnerships not recognized by the Partnership amounted to approximately $175,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2019, 2018 and 2017

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

COMBINED CONDENSED BALANCE SHEETS

	2018	2017
ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2018 and 2017 of $4,182,000 and $3,945,000, respectively)	$4,946,000	$5,184,000
Land	72,000	72,000
Other assets	980,000	648,000

Total assets	$5,998,000	$5,904,000

LIABILITIES

Mortgage loans payable	$4,409,000	$4,468,000
Due to related parties	13,000	21,000
Other liabilities	68,000	91,000

Total liabilities	4,490,000	4,580,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 7	989,000	771,000
Other partners	519,000	553,000

Total partners’ equity	1,508,000	1,324,000

Total liabilities and partners’ equity	$5,998,000	$5,904,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2019, 2018 and 2017

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2018	2017	2016

Revenues	$1,351,000	$1,018,000	$1,820,000

Expenses:
Operating expenses	733,000	715,000	1,051,000
Interest expense	150,000	152,000	339,000
Depreciation and amortization	238,000	239,000	417,000

Total expenses	1,121,000	1,106,000	1,807,000

Net income (loss)	$230,000	$(88,000)	$13,000

Net income (loss) allocable to the Partnership	$230,000	$(88,000)	$13,000

Net income (loss) recorded by the Partnership	$-	$-	$-

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $13,612, $15,000, and $24,323 were incurred during the years ended March 31, 2019, 2018 and 2017, respectively, of which $40,000, $108,608, and $100,000 were paid during the years ended March 31, 2019, 2018 and 2017, respectively. During the year ended March 31, 2019, the Partnership overpaid its asset management fees. The overpayment is reflected as prepaid asset management fees on the accompanying balance sheet.

(b)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were $262,485, $104,316, and $42,318 during the years ended March 31, 2019, 2018 and 2017, respectively.

(c)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2019	2018
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$45,199	$53,637
Asset management fee payable	-	6,466

Total	$45,199	$60,103

At March 31, 2019 and 2018, $19,922 and $0, respectively, of asset management fees were prepaid and will be applied towards additional asset management fees incurred in subsequent periods.

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2019, 2018 and 2017

 NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2019

Income	$19,000	$1,000	$-	$-

Operating expenses	54,000	155,000	38,000	14,000

Loss from operations	(35,000)	(154,000)	(38,000)	(14,000)

Net loss	(35,000)	(154,000)	(38,000)	(14,000)

Net loss available to Limited Partners	(34,000)	(154,000)	(38,000)	(14,000)

Net loss per Partnership Unit	(2)	(8)	(2)	(1)

	June 30	September 30	December 31	March 31

2018

Income	$-	192,000	$-	$-

Operating expenses	11,000	30,000	52,000	22,000

Income (loss) from operations	(11,000)	162,000	(52,000)	(22,000)

Gain on sale of Local Limited Partnerships	-	499,000	18,000	-

Net income (loss)	(11,000)	661,000	(34,000)	(22,000)

Net income (loss) available to Limited Partners	(11,000)	660,000	(34,000)	(22,000)

Net income (loss) per Partnership Unit	(1)	35	(2)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2019, 2018 and 2017

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

 NOTE 5 - DUE FROM AFFILIATES, NET

At March 31, 2019 and 2018, loans receivable of $0 was due from one Local Limited Partnership, ACN Southern Hills II, L.P. (“Southern Hills”), in which the Partnership owned a 99.98% interest. The loan receivable was in the form of a 20-year promissory note, was subordinate to the first mortgage on the property, was due in full on August 30, 2022 and earned interest at a rate of 8% per annum. As of March 31, 2019, the full receivable had been reduced by a valuation allowance. Payments of $0, $0, and $5,912 were received during the years ended March 31, 2019, 2018 and 2017, respectively, and were included in other income on the statements of operations. During the year ended March 31, 2018, the loan was deemed to have been repaid in full with a payment of $65,244, which was included in the proceeds received from the sale of the underlying Housing Complex of Southern Hills and included in gain on sale of Local Limited Partnerships on the condensed statement of operations.

NOTE 6 – LEGAL PROCEEDINGS

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June of 2017. The Pierce Street General Partners then refiled their complaint in State Court in July of 2017. Since that date, the parties propounded multiple rounds of discovery and served various motions. On May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Partnership will convey its interest in Pierce Street to the Pierce Street General Partners (or an affiliate thereof) for a purchase price of $451,835.51. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. The settlement will likely come to fruition during the third quarter of 2019.

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

(b)
Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2019. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2019.
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

(c)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer
Michael J. Gaber	Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Executive Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	President – Community Preservation Partners
Gregory S. Hand	Senior Vice President – Developer Relations
Anil Advani	Executive Vice President – Originations and Finance

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

Michael J. Gaber is an Executive Vice President, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

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

Melanie R. Wenk is Executive Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

Gregory S. Hand is Senior Vice President – Developer Relations of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Executive Vice President – Originations and Finance of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2016, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a)
Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $13,612, $15,000, and $24,323 were incurred during the years ended March 31, 2019, 2018 and 2017, respectively, of which $40,000, $108,608, and $100,000 were paid during the years ended March 31, 2019, 2018 and 2017, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $45,199, $53,637, and $53,645 as of March 31, 2019, 2018 and 2017, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $262,485, $104,316, and $42,318 during the years ended March 31, 2019, 2018 and 2017, respectively.

(c)
Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, for the General Partner for the years ended December 31, 2018, 2017 and 2016, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2019, 2018 and 2017.   The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2019, 2018 and 2017.

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

(b)
The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2019	2018

Audit Fees	$21,140	$23,255
Tax Fees	4,125	4,000
All Other Fees	1,639	1,639
TOTAL	$26,904	$28,894

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)
List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm.
Balance Sheets, March 31, 2019 and 2018.
Statements of Operations for the years ended March 31, 2019, 2018 and 2017.
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2019, 2018 and 2017.
Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017.
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

32.2
Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2019 and 2018, (ii) the Statements of Operations for the years ended March 31, 2019, 2018 and 2017, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2019, 2018 and 2017 (iv) the Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2019

		As of March 31, 2019			Initial Cost to Partnership			As of December 31, 2018
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements Accumulated Depreciation	Accumulated Depreciation	Net Book Value

Pierce Street Partners, L.P.	Sioux City, Iowa	$2,389,000	$2,389,000	$-	$7,086,000	$322,000	$3,066,000	$-	$7,408,000	$3,339,000	$4,069,000
Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,343,000	72,000	1,720,000	843,000	949,000
		$2,858,000	$2,858,000	$72,000	$8,793,000	$335,000	$4,409,000	$72,000	$9,128,000	$4,182,000	$5,018,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2019

	For the year ended December 31, 2018
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Status	Estimated Useful Life (Years)

Pierce Street Partners, L.P.	$854,000	$245,000	2000	Completed	40

Timberwolf Townhomes, L.P.	168,000	(15,000)	2001	Completed	40

	$1,022,000	$230,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

		As of March 31, 2018		Initial Cost to Partnership			As of December 31, 2017
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Improvements	Accumulated Depreciation	Net Book Value
Pierce Street Partners, L.P.	Sioux City, Iowa	$2,389,000	$2,389,000	$-	$7,086,000	$322,00	$3,122,000	$-	$7,408,000	$3,143,000	$4,265,000
Timberwolf Townhomes, L.P.	Deer River, Minnesota	469,000	469,000	72,000	1,707,000	13,000	1,346,000	72,000	1,720,000	801,000	991,000
		$2,858,000	$2,858,000	$72,000	$8,793,000	$335,000	$4,468,000	$72,000	$9,128,000	$3,944,000	$5,256,000

WNC Housing Tax Credit Fund VI, L.P., Series 7
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2018

	For the year ended December 31, 2017
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Status	Estimated Useful Life (Years)

Pierce Street Partners, L.P.	832,000	(45,000)	2000	Completed	40

Timberwolf Townhomes, L.P.	162,000	(43,000)	2001	Completed	40

	$994,000	$(88,000)

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

Date:  June 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  June 26, 2019

By:
/s/ Melanie R. Wenk
Melanie R. Wenk,
Executive Vice President – Accounting and Finance and Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 26, 2019

By:
/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:  June 26, 2019

By:
/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  June 26, 2019