Form 10-Q
period 2019-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 7
filed 2019-11-12
CIK 1084067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes _X__ No _ __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___ Non-accelerated filer ___X__ Smaller reporting company___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2019 and March 31, 2019	3

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2019 and 2018	4

Condensed Statements of Partners' Equity
For the Six Months Ended September 30, 2019 and 2018	5

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2019 and 2018	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Mine Safety Disclosures	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2019	March 31, 2019

ASSETS

Cash and cash equivalents	$446,615	$501,793
Investments in Local Limited Partnerships, net (Note 2)	-	-
Prepaid asset management fees	13,116	19,922
Other assets	-	9,000

Total Assets	$459,731	$530,715

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and Affiliates (Note 3)	$44,167	$45,199

Total Liabilities	44,167	45,199

Partners’ Equity:
General Partner	127,112	127,182
Limited Partners (25,000 Partnership Units authorized; 18,728 and 18,738 Partnership Units issued and outstanding, respectively)	288,452	358,334

Total Partners’ Equity	415,564	485,516

Total Liabilities and Partners’ Equity	$459,731	$530,715

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2019 and 2018
 (Unaudited)

	2019		2018
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$1,037	$1,037	$750	$8,250
Distribution income	-	-	139	11,960

Total operating income	1,037	1,037	889	20,210

Operating expenses:
Asset management fees (Note 3)	3,403	6,806	3,403	6,806
Legal and accounting fees	32,319	46,763	148,123	193,703
Write-off of other assets	9,000	9,000	187	562
Other expenses	5,381	9,444	3,208	7,882

Total operating expenses	50,103	72,013	154,921	208,953

Loss from operations	(49,066)	(70,976)	(154,032)	(188,743)

Interest income	904	1,024	169	358

Net loss	$(48,162)	$(69,952)	$(153,863)	$(188,385)

Net loss allocated to:
General Partner	$(48)	$(70)	$(154)	$(188)

Limited Partners	$(48,114)	$(69,882)	$(153,709)	$(188,197)

Net loss per Partnership Unit	$(3)	$(4)	$(8)	$(10)

Outstanding weighted Partnership Units	18,728	18,728	18,770	18,770

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY

For the Six Months Ended September 30, 2019 and 2018 (Unaudited)

	2019
	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2019	$127,182	$358,334	$485,516

Net loss	(22)	(21,768)	(21,790)

Partners’ equity at June 30, 2019	127,160	336,566	463,726

Net loss	(48)	(48,114)	(48,162)

Partners’ equity at September 30, 2019	$127,112	$288,452	$415,564

	2018
	General	Limited
	Partner	Partners	Total

Partners’ equity at March 31, 2018	$127,423	$598,634	$726,057

Net loss	(35)	(34,487)	(34,522)

Partners’ equity at June 30, 2018	127,388	564,147	691,535

Net loss	(153)	(153,710)	(153,863)

Partners’ equity at September 30, 2018	$127,235	$410,437	$537,672

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2019 and 2018
(Unaudited)
	2019	2018

Cash flows from operating activities:
Net loss	$(69,952)	$(188,385)
Adjustments to reconcile net loss to net
cash used in operating activities:
Decrease (increase) in prepaid asset management fees	6,806	(26,728)
Decrease (increase) in other assets	9,000	(8,437)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(1,032)	(60,004)

Net cash used in operating activities	(55,178)	(283,555)

Net decrease in cash and cash equivalents	(55,178)	(283,555)

Cash and cash equivalents, beginning of period	501,793	785,098

Cash and cash equivalents, end of period	$446,615	$501,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2019.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interests (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 18,850 Partnership Units, representing subscriptions in the amount of $18,828,790, net of dealer discounts of $21,210 had been accepted. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the “Limited Partners”) will be allocated the remaining 99.9% of these items in proportion to their respective investments. As of September 30, 2019 and March 31, 2019, 18,728 and 18,738 Partnership Units remain outstanding, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2019
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

For the Quarterly Period Ended September 30, 2019
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

Upon the sale of a Local Limited Partnership or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. The remaining Local Limited Partnerships have completed their Compliance Periods as of September 30, 2019.

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

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2019.

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

As of September 30, 2019, the Partnership has identified the following Local Limited Partnerships for possible disposition:

Local Limited Partnership	Debt at 12/31/2018	Appraisal value	Estimated sales price	Estimated sales expenses	Estimated sale date
Timberwolf Townhomes Limited Partnership	$1,343,170	$425,000	(*)	$0	(*)
Pierce Street Partners Limited Partnership	$3,065,955	$4,845,000	$451,836	$0	10/15/19 (**)

(*) Estimated sales price and estimated sale date has not yet been determined.

(**) Sold subsequent to September 30, 2019 (Note 5)

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

For the Quarterly Period Ended September 30, 2019
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2019 and 2018 has been recorded by the Partnership. Management’s estimate for the six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2019
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2019 and March 31, 2019, the Partnership had $446,615 and $501,793 of cash equivalents, respectively.

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

For the Quarterly Period Ended September 30, 2019
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

As of September 30, 2019 and March 31, 2019, the Partnership owns Local Limited Partnership interests in 2 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 106 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2019 and 2018 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2019	2018

Revenues	$675,000	$510,000

Expenses:
Interest expense	75,000	77,000
Depreciation and amortization	119,000	120,000
Operating expenses	367,000	358,000
Total expenses	561,000	555,000

Net income (loss)	$114,000	$(45,000)
Net income (loss) allocable to the Partnership	$114,000	$(44,000)
Net income (loss) recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2019
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $6,806 was incurred during each of the six months ended September 30, 2019 and 2018, and $0 and $40,000 was paid during the six months ended September 30, 2019 and 2018, respectively.

b)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all the periods presented.

c)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $54,702 and $262,485 during the six months ended September 30, 2019 and 2018, respectively.

The accrued fees and expenses due to (due from) the General Partner and affiliates consisted of the following at:

	September 30, 2019	March 31, 2019
Expenses paid by the General Partner or affiliates on behalf of the Partnership	$44,167	$45,199

Total	$44,167	$45,199

At September 30, 2019 and March 31, 2019, $13,116 and $19,922 of asset management fees were prepaid and will be applied towards additional asset management fees incurred in subsequent periods.

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 7
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2019
(Unaudited)

NOTE 4 – LEGAL PROCEEDINGS

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June of 2017. The Pierce Street General Partners then refiled their complaint in State Court in July of 2017. Since that date, the parties propounded multiple rounds of discovery and served various motions. On May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Partnership will convey its interest in Pierce Street to the Pierce Street General Partners (or an affiliate thereof) for a purchase price of $451,836. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. Subsequent to September 30, 2019, the approval was received, and the transfer was finalized (see Note 5).

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the underlying Housing Complex of Pierce Street Partners Limited Partnership (“Pierce Street”) was sold, resulting in the termination of the Partnership’s Local Limited Partnership interest. Pierce Street was appraised for $4,845,000 and had a mortgage note balance of $3,065,955 as of December 31, 2018. The Partnership received $451,836 in cash proceeds which will be held in the Partnership’s reserves for future operation expenses. The Partnership’s investment balance is zero; therefore, a gain of $451,836 will be recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compare the results of operations for the three- and six-months ended September 30, 2019 and 2018, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2019 consisted of $447,000 in cash and cash equivalents and $13,000 in prepaid asset management fees. Liabilities at September 30, 2019 consisted of $44,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018. The Partnership’s net loss for the three months ended September 30, 2019 was $48,000, reflecting a decrease of $106,000 from the $154,000 net loss for the three months ended September 30, 2018. Legal and accounting fees decreased by $116,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the on-going legal proceedings, as discussed in Note 4 to the condensed financial statements, and the timing of accounting work performed. Write-off of other assets increased by $9,000 for the three months ended September 30, 2019 compared to three months ended September 30, 2018. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses increased by $2,000 during the three months ended September 30, 2019 due to more printing expenses incurred. Interest income increased by $1,000 during the three months ended September 30, 2019 due to the bank’s annual percentage yield increased.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018. The Partnership’s net loss for the six months ended September 30, 2019 was $70,000, reflecting a decrease of $118,000 from the $188,000 net loss for the six months ended September 30, 2018. The Partnership received $1,000 of reporting fees and distribution income for the six months ended September 30, 2019 compared to $20,000 received during the six months ended September 30, 2018. Reporting fees and distributions vary depending on when the Local Limited Partnerships’ cash flows will allow for the payment. Legal and accounting fees decreased by $147,000 for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 due to the on-going legal proceedings, as discussed in Note 4 to the condensed financial statements, and the timing of accounting work performed. Write-off of other assets increased by $9,000 for the six months ended September 30, 2019 compared to six months ended September 30, 2018, as discussed above. Other expenses increased by $2,000 during the six months ended September 30, 2019 due to more printing expenses incurred. Interest income increased by $1,000 during the six months ended September 30, 2019 due to the bank’s annual percentage yield increased.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018. The net decrease in cash and cash equivalents during the six months ended September 30, 2019 was $55,000 compared to a net decrease in cash and cash equivalents for the six months ended September 30, 2018 of $284,000. The Partnership received $1,000 in distributions and reporting fees during the six months ended September 30, 2019 compared to $20,000 received during the six months ended September 30, 2018. Distributions and reporting fees vary depending on when the Local Limited Partnerships’ cash flow will allow for the payment. In addition, the Partnership paid $0 in accrued asset management fees and $55,000 of operating advances to the General Partner or affiliates during the six months ended September 30, 2019 compared to $40,000 and $262,000, respectively, paid during the six months ended September 30, 2018. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

During the six months ended September 30, 2019, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $1,000. The General Partner does not anticipate that additional accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)
Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.
Other Information

Item 1.
Legal Proceedings

In April 2017, the general partners (the “Pierce Street General Partners”) of Pierce Street Partners Limited Partnership (“Pierce Street”) filed a complaint for breach of contract against WNC Housing Tax Credit Fund VI, L.P. Series 7 (the “Partnership”) in the United States District Court, Northern District of Iowa. Before the Partnership could answer the complaint, the Pierce Street General Partners filed a notice of dismissal without prejudice, signed by the Court in June of 2017. The Pierce Street General Partners then refiled their complaint in State Court in July of 2017. Since that date, the parties propounded multiple rounds of discovery and served various motions. On May 24, 2019, the parties entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which, the Partnership will convey its interest in Pierce Street to the Pierce Street General Partners (or an affiliate thereof) for a purchase price of $451,836. In order for the Agreement to be consummated, approval from U.S. Department of Housing and Urban Development is required for the transfer of the interest. Subsequent to September 30, 2019, the approval was received, and the transfer was finalized (see Note 5).

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

32.2
Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2019 and March 31, 2019, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2019 and September 30, 2018, (iii) the Condensed Statements of Partners’ Equity for the six months ended September 30, 2019 and 2018, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2019 and September 30, 2018 and (v) the Notes to Condensed Financial Statements.

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

Date: November 12, 2019

By: /s/ Melanie R. Wenk

Melanie R. Wenk
Executive Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 12, 2019